Form 10-K
period 1996-07-31
FOUR M CORP; BOX USA GROUP INC; FOUR M PAPER CORP; PAGE PACKAGING CORP; BOX USA INC; FOUR M MANUFACTURING GROUP OF GEORGIA INC
filed 1996-12-12
CIK 1018219, 1018678, 1018679, 1018681, 1018682, 1018683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 1996
                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                        COMMISSION FILE NUMBER: 333-8043

                               FOUR M CORPORATION
             (Exact name of Registrant as Specified in Its Charter)



                       MARYLAND                               52-0822639
           (State or Other Jurisdiction of                 (I.R.S. Employer
            Incorporation or Organization)                Identification No.)

                 115 STEVENS AVENUE                              10595
              VALHALLA, NEW YORK 10595                        (Zip Code)
      (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (914) 749-3200

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
12% SERIES B SENIOR SECURED NOTES DUE 2006

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                             ----   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of November 30, 1996, there were no shares of voting stock of the registrant held by non-affiliates.

    As of November 30, 1996, registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                         1996 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I


Item 1. Business.............................................................  1

Item 2. Properties...........................................................  8

Item 3. Legal Proceedings....................................................  9

Item 4. Submission of Matters to a Vote of Security Holders..................  9

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.................................................  10

Item 6. Selected Financial Data.............................................  10

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  11

Item 8. Financial Statements and Supplementary Data.........................  15

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................................  15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................  16

Item 11. Executive Compensation.............................................  18

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  19

Item 13. Certain Relationships and Related Party Transactions...............  19

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  20

Signatures

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Four M Corporation (the "Company" or "Four M"), which operates under the trade name Box USA, believes that it is one of the largest independent full-service converters of corrugated packaging materials in North America. The Company, through its subsidiaries, operates 28 strategically located converting facilities, which sold 4.6 billion square feet of finished corrugated containers, partitions and sheets during the fiscal year ended July 31, 1996 ("Fiscal 1996"). The Company has developed and maintains longstanding customer relationships with leading consumer products and packaging companies including Avon, Clorox, Anchor Glass, Owens Illinois and Procter & Gamble. The Company also owns and operates a paper mill at Ft. Madison, Iowa (the "Ft. Madison Mill") which produced 77,726 tons of corrugating medium during Fiscal 1996, most of which was sold to third parties. For Fiscal 1996, the Company generated net sales of $257.8 million, net income of $5.1 million and EBITDA (as defined herein) of $21.7 million.

         On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container Company ("St. Joe Container"), which primarily consisted of 16 converting facilities and related working capital and (ii) through a joint venture (the "Mill Joint Venture") with Stone Container Corporation ("Stone Container"), a 50% interest in a 500,000 tons per year linerboard mill (the "St. Joe Mill") from St. Joe Forest Products Company ("St. Joe Forest"), an affiliate of St. Joe Container (the "Acquisition"). The Acquisition more than doubled the size of the Company to 28 converting facilities which sold, on a pro forma basis, 10.1 billion square feet of corrugated packaging materials in Fiscal 1996. The facilities of the Company and St. Joe Container utilize similar manufacturing equipment and production processes and operate with minimal geographic redundancy and no material customer overlap. Accordingly, the Company believes that the Acquisition creates opportunities to pursue continued growth in its business, utilize its purchasing power to achieve reductions in raw material costs, improve productivity and reduce operating expenses. For Fiscal 1996, after giving pro forma effect to the Acquisition, the Company would have generated net sales of $508.9 million, net loss of $3.8 million and EBITDA of $34.1 million.

         The Company was founded in 1966 as a manufacturer of corrugated partitions. From a single partition plant, the Company expanded initially through internal growth and later through 11 separate acquisitions involving 17 manufacturing facilities. The Company has historically targeted distressed properties and undermanaged assets to which the Company could significantly improve profitability. These strategic acquisitions have allowed the Company to
(i) supply its partition plants with lower-cost corrugated sheets for conversion into interior packaging components, (ii) capture a portion of its partition customers' corrugated container business and (iii) diversify its customer base to include a broader variety of users of corrugated packaging materials. The Company's ability to target and successfully integrate acquisitions is reflected in an increase in average revenue per plant from $9.0 million in 1991 to $18.2 million in Fiscal 1996 while average annual production per plant has grown from
201.7 million square feet to 342.6 million square feet over the same period.

         The Company's strategy is to enhance its position as one of the largest independent full-service converters of corrugated packaging materials in North America. Fundamental elements of the Company's strategy include:

          o    providing a full line of high-quality products

          o    capitalizing   on  the   Company's   significant   raw  materials
               purchasing power

          o    implementing   cost-reduction    manufacturing   techniques   and
               operating efficiency programs

          o responding quickly to customer needs and offering high levels of customer service

          o expanding the Company's penetration of national accounts and increasing the Company's share of existing customers' business

         One of the Company's competitive advantages is its long-term relationships with many customers, some of which have been maintained for over 25 years. A second feature which distinguishes the Company from its competitors is the significant relationships it has established with its containerboard suppliers. The Company believes that it is the largest customer of its four primary raw material suppliers. As one of the largest purchasers of linerboard and corrugating medium in the industry, the Company believes that it has been able to purchase raw materials from its outside suppliers at prices substantially below those reported in Pulp & Paper Week, an industry trade publication.

         Four M has no assets or independent business operations other than its ownership interest in its subsidiaries.

THE ACQUISITION

         The Acquisition enabled the Company to increase its geographic coverage from nine to 17 states. As a result, the Company is able to serve new markets in the Midwest, Mid-Atlantic and the faster growing Southeast. While corrugated packaging plants typically serve customers within a 150-mile radius, the Company is generally able to extend its service area to a radius of approximately 250 miles. The Company believes that improved operating efficiencies have enabled it to overcome any incremental freight costs associated with its larger trading areas.

         The Company believes that the Acquisition, by expanding the Company's geographic coverage, will particularly benefit its national account sales program by enabling it to serve national accounts from St. Joe Container facilities in markets not previously covered by the Company. National accounts comprised approximately 20% of net sales for the Company in Fiscal 1996. In addition, the Company strives to operate its corrugator plants at three shifts per day, five days per week rather than the two shifts, five days per week operation of the St. Joe Container facilities in order to increase aggregate production at these facilities. The Company intends to utilize available capacity to increase production of corrugated sheets to supply sheet plants owned by third parties in the vicinity of the St. Joe Container facilities.

         The Company also believes that the Acquisition will further improve the vertical integration of the Company's converting operations. The Company anticipates that the 15 additional corrugator plants acquired in the Acquisition will produce corrugated sheets for use at other Company facilities, reducing the dependence of the Company on external suppliers of corrugated sheets. While the Company presently has no commitments or understandings with respect to any material acquisitions of sheet plants, it may pursue acquisitions of sheet plants in areas contiguous to its existing operations in order to maintain outlets for its production of corrugated sheets.

         The Company has focused on the maximization of utilization of available production capacity, minimization of waste and the development and implementation of financial controls and management systems. In addition, the Company believes that it can eliminate certain duplicative functions and achieve efficiencies in manufacturing, administration and sales and marketing. Furthermore, the Company believes that it can reduce manufacturing costs by reducing waste at the St. Joe Container facilities.

OPERATIONS

         The Company operates three types of converting facilities: (i) corrugator plants which convert linerboard and corrugating medium into corrugated sheets and then convert the sheets into corrugated containers, (ii) sheet or specialty container plants which receive corrugated sheets from the Company's corrugator plants or external suppliers and then manufacture corrugated containers and displays and (iii) partition plants which receive corrugated sheets from the Company's corrugator plants or external sources and make corrugated interior packaging components. The Company also owns the Ft. Madison Mill, a paper mill which produces corrugating medium primarily for sale to third parties, and a 50% interest in the St. Joe Mill, which produces linerboard for sale to the Company and Stone Container.

Corrugators

         Prior to the Acquisition, the Company operated five corrugator plants located in the Midwest, the Southeast and California. As a result of the
Acquisition, the Company currently operates an additional 14 full-service corrugators located in the Southeast, Midwest, Mid-Atlantic and Texas. The Company supplies corrugated containers to national, regional and local accounts, which include companies in the food, household products, cosmetics, personal care, beverage, pharmaceutical, electrical and other machinery, and high-tech industries. The Company's corrugator plants are value-added container manufacturers, as well as suppliers of corrugated sheets to the Company's and third-parties' sheet and partition plants.

         During Fiscal 1996, the Company's corrugator plants produced approximately 5.2 billion square feet of corrugated sheets. The Company supplied approximately 85.7% of its own corrugated sheet requirements in Fiscal 1996 and purchased the remaining 14.3% in the marketplace from third parties.

         The Company's corrugators convert mottled white linerboard, unbleached kraft linerboard and corrugating medium into corrugated sheets and containers. Mottled white containers are generally sold at a premium over kraft containers; however, the premium tends to cover the higher cost of mottled white linerboard without increasing operating margins at the container facilities. Approximately 89.9% of the corrugated materials produced in these facilities in Fiscal 1996 required unbleached kraft linerboard and the remaining 10.1% required mottled white linerboard.

Sheet Plants

         The Company's sheet plants convert corrugated sheets into specialty containers and point-of-sale displays. The Company operates one sheet plant in Ohio, one in Alabama, two in California and one in Florida. During Fiscal 1996, the Company's sheet plants produced approximately 543.2 million square feet of corrugated containers, accounting for approximately 16.4% of the Company's net sales. The Alabama facility, which was acquired by the Company in the Acquisition, shipped approximately 68.1 million square feet of corrugated containers in Fiscal 1996.

         The Company's sheet plants operate on a two shifts per day, five days per week schedule. The Company operates the sheet plants for smaller production runs and specialized containers. The customers for these plants are primarily local and regional accounts. By serving different market segments, sheet plants allow the Company to operate in trading areas which overlap those of the corrugator plants without competing with the larger, integrated facilities.

Partition Plants

         The Company believes that it is the largest producer of corrugated interior packaging components in the United States. The Company operates four free-standing partition plants in the West, Midwest and Southeast and supplies interior packaging components to major food, household products, and glass and plastic container producers. The Company also has partition manufacturing capability at two of its sheet plants. The Company maintains a leading position in the partition segment of the corrugated market by supplying national account, high-volume users such as Clorox, Anchor Glass, Owens Illinois and Procter & Gamble. Output at the partition plants totaled approximately 402.4 million square feet in Fiscal 1996.

Ft. Madison Mill

         The Company's paper mill in Ft. Madison, Iowa was acquired out of bankruptcy in January 1994. In 1993, the Ft. Madison Mill had a capacity of approximately 70,000 tons per year and 200 tons per day of corrugating medium and actual production of approximately 165 tons per day. Following the acquisition of the Ft. Madison Mill, the Company improved production by providing management leadership, supplying necessary working capital and initiating significant repairs. By the first quarter of 1995, the Ft. Madison Mill began to achieve record daily production levels, thereby lowering unit operating costs and increasing sales. In Fiscal 1996, the Ft. Madison Mill produced approximately 77,726 tons.

         The Ft. Madison Mill is currently capable of producing up to 80,000 tons per year of corrugating medium. The Ft. Madison Mill sells its output primarily to smaller, independent corrugated container manufacturers in the Midwest. In Fiscal 1996, the Ft. Madison Mill generated net sales of $21.9 million through sales of 59,035 tons of corrugating medium to third parties. In addition, the Ft. Madison Mill supplied 18,350 tons of corrugating medium for processing at the Company's corrugator plants.

         The Ft. Madison Mill has the capability to process both wood fiber and recycled fiber. Recycled fiber utilized at the Ft. Madison Mill consists of double-lined kraft clippings. This flexibility in raw materials processing has enabled the Company to reduce the impact of fluctuations in raw material prices. In Fiscal 1996, the output of the Ft. Madison Mill consisted of approximately 39.0% recycled fiber. Presently, the Company is benefiting from lower recycled fiber costs. The price of recycled fiber paid by the Ft. Madison Mill has declined from an average of approximately $205 per ton in August 1995 to an average of approximately $77 per ton as of July 31, 1996.

St. Joe Mill

         On May 30, 1996, Florida Coast Paper Company, L.L.C. ("Florida Coast") a joint venture of the Company and Stone Container (the "Joint Venture Partners") acquired the St. Joe Mill for its strategic location and to fulfill a portion of the linerboard requirements of the corrugated container facilities of the Joint Venture Partners. Under the Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase one-half of the St. Joe Mill's entire annual linerboard production (approximately 250,000 tons), representing approximately one-third of the Company's total requirements, at a price that is $25 per ton below the price published in Pulp & Paper Week, under the section entitled "Price Watch: Paper and Paperboard," subject to a minimum purchase price, which price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. The St. Joe Mill has two paper machines which are capable of producing an aggregate of approximately 500,000 tons of linerboard annually in a variety of grades and basis weights. Since 1990, approximately $156.6 million has been spent for the maintenance and modernization of the St. Joe Mill's plant, equipment and machinery and for environmental compliance. The St. Joe Mill's production presently is approximately one-third mottled white linerboard, a premium priced product, and two-thirds unbleached kraft linerboard.

         During Fiscal 1996, the Company did not exert significant influence over the operations of the Mill Joint Venture. Accordingly, the Company did not record 50% of the Mill Joint Venture's operating results during such period, aggregating a loss of $3.5 million. Significant influence is expected to be achieved in the first quarter of fiscal 1997. In addition, the Company has established a reserve in the amount of $11.0 million for fiscal 1997 as it expects to purchase linerboard pursuant to the Output Purchase Agreement at prices above market.

Fibre Marketing Group

         In 1996, the Company acquired a 50% interest in Fibre Marketing Group, LLC ("Fibre Marketing"), which procures and markets waste paper. Fibre Marketing acts as a broker for the sale and transportation of waste material from companies which generate waste, such as printers, paper converters and recycling processors, to paper mills. Fibre Marketing currently provides brokerage services to all of the Company's converting facilities. Fibre Marketing also owns and operates Fibre Processing Corporation, a waste paper processing company located in Edgemere, Maryland, which services sources of recyclable waste paper which are too small to utilize brokerage services.

MannKraft Corporation

         On August 5, 1996, the Company acquired an additional 49% of the outstanding shares of common stock of MannKraft Corporation ("MannKraft") from Stone Container increasing its ownership interest to 50%. MannKraft is a manufacturer of corrugated paper products, such as cartons and displays, which it sells primarily in New Jersey, southern New York, Southeastern Connecticut and Eastern Pennsylvania.

SALES, MARKETING AND CUSTOMERS

Sales and Marketing

         The Company's products are sold on a direct basis and, to a lesser degree, through the use of brokers. Currently, the Company generates approximately 90% of its business through direct sales and approximately 10% through brokers. The Company seeks to be a leader in customer service for the markets it serves by capitalizing on its marketing experience, technical expertise and manufacturing flexibility. The Company's corrugated packaging materials are typically manufactured to customer order. The Company believes that the strong integration between manufacturing, marketing and sales provides it with a competitive advantage by allowing it to respond favorably and quickly to changing customer demands. The Company prides itself on its sales oriented culture and its long-standing relationships with customers. The Company's senior executive officers personally handle a number of the larger accounts.

         Each of the Company's sales representatives receives training in product specifications and manufacturing techniques in order to satisfy customer requirements and maintain existing national and local account relationships. The Company emphasizes achieving sales efficiency by preserving existing relationships, having a thorough knowledge of customer requirements and being flexible and responsive to changing customer needs. The Company has focused on capturing market share by targeting a diverse customer base and offering a full product line within a given geographical area. The Company believes that the Acquisition has provided access to markets currently outside the Company's geographic service areas, as well as allow it to expand relationships with existing customers which have packaging requirements within geographic areas serviced by the St. Joe Container facilities.

         The Company's sales and marketing system is supported by a centralized computer network. All sales are invoiced and entered into the computer network at the plant level. Sales information and data are accessible on a real-time basis from computer terminals at each plant and at the Company's executive offices. The Company's sales and marketing organization provides the Company with accurate and timely information on projected product demand, competitive activity in the marketplace and potential markets for new products and services.

Customers

         In  Fiscal  1996,  the  Company's   largest   customer   accounted  for
approximately 7.1% of net sales, with the top 10 customers accounting for approximately 21.8% of net sales. The Company typically has one-year, and in some cases multi-year, contracts with its national accounts. These contracts have provisions which provide for price adjustments based on changes in the Company's raw material prices. Sales to national accounts accounted for approximately 12.5% of net sales in Fiscal 1996.

COMPETITION

         The markets in which the Company sells its products are highly competitive. Competitors of the Company's corrugators include large, integrated manufacturers with operations throughout the United States as well as small, independent converters with a regional or local focus. The Company competes by offering its customers high-quality products produced to the customers' specifications, rapid order turnaround, competitive pricing and high levels of customer service.

         The Company's sheet plants generally compete with independent regional and local sheet plants. Competitive factors include product quality, price, delivery time and customer service. The Company believes that its ready access to raw materials from its corrugator plants provides it with a competitive advantage over its non-integrated competitors.

         The market for corrugated partitions is mature. The primary competitors in the partition business are producers of solid fiber partitions. Solid fiber partitions have a price advantage over corrugated partitions due to lower raw material costs but are not as effective as corrugated partitions for protection of fragile products during shipment and storage. The Company competes with the solid fiber manufacturers by tailoring timing, manufacturing specifications and delivery requirements to individual customer needs. As consolidation among users of corrugated partitions has increased, the Company has continued to focus on aligning its manufacturing capabilities with individual customer needs to maintain its market share in the partition segment. In addition, the Company has utilized its relationships with its partition customers to increase sales of corrugated containers.

DISTRIBUTION

         Corrugated packaging materials generally are delivered by truck due to the large number of customers and demand for timely service. The dispersion of customers and the high bulk and low density and value of corrugated packaging materials make shipping costs a relatively high percentage of total costs. As a result, corrugated packaging material plants tend to be located close to customers to minimize freight costs. Generally, corrugated packaging material plants service an area within a 150-mile radius of the plant locations. Each of the Company's plants typically services a market within a 250-mile radius of the plant. The Company believes that improved operating efficiencies have enabled it to overcome any incremental freight costs associated with its larger trading areas.

RAW MATERIALS

         The Company's primary raw materials are linerboard and corrugating medium. Historically, over two-thirds of the Company's raw materials have been provided by Stone Container, Inland Container Corporation and Tenneco Packaging Inc. pursuant to long-term supply contracts. The Company has recently negotiated renewals of these contracts; two of them expire in March and July, 2000, and the third contract expires in December, 2002. The Company has also entered into an additional long-term supply contract with Georgia-Pacific Corporation which expires in January, 2001. The contracts specify certain monthly and annual discounts to negotiated market prices, which are based on volumes purchased. The Company believes that alternate sources of raw materials are available.

         In Fiscal 1996, St. Joe Container bought a substantial amount of its linerboard from the St. Joe Mill. Under the Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase one-half of the St. Joe Mill's entire annual linerboard production (approximately 250,000 tons), representing approximately one-third of the Company's total requirements, at a price that is $25 per ton below the price published in Pulp & Paper Week, under the section entitled "Price Watch: Paper and Paperboard," subject to a minimum purchase price, which price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. Pursuant to this minimum price provision, in November 1996, the Company was required to pay Florida Coast Paper Company, L.L.C. ("Florida Coast") an additional $3,337,500 for its share of the linerboard produced by the St. Joe Mill during the three-month period ended September 30, 1996.

         The Ft. Madison Mill purchases its virgin fiber and its recycled fiber from several suppliers, including some suppliers of recycled fiber who are also customers of the Ft. Madison Mill. The Ft. Madison Mill does not typically enter into long-term supply contracts.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to environmental regulation by federal, state and local authorities in the United States. The Company believes that it is in substantial compliance with current federal, state and local environmental regulation. Unreimbursed liabilities arising from environmental claims, if significant, could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of compliance with environmental laws and regulations.

         In November 1993, the EPA announced proposed regulations, known as the "cluster rules," that would require more stringent controls on air and water discharges from pulp and paper mills under the Clean Water Act and the Clean Air Act. Pulp and paper manufacturers have submitted extensive comments to the EPA on the proposed cluster rules in support of the position that requirements under the proposed regulations are unnecessarily complex, burdensome and environmentally unjustified. It cannot be predicted at this time whether the EPA will modify the requirements in the final regulations. Based on information presently available from the EPA, it is expected that the EPA will promulgate the final cluster rules in 1997. In addition, the Company anticipates that the earliest time for industry compliance with certain aspects of the regulations should not be prior to the last quarter of 1997, and that compliance with the remaining elements will be required by the end of 1999. The Company estimates that these regulations, if adopted as currently proposed, would require capital expenditures of approximately $1.5 million to $2.0 million by the Company with respect to the Ft. Madison Mill. The ultimate financial impact of the proposed regulations on the Company will depend on the nature of the final regulations, the timing of required implementation and the cost and availability of new technology.

         St. Joe Container, St. Joe Paper and St. Joe Forest (collectively, the "Paper Indemnitors") agreed to indemnify the Company for certain "On-Site Environmental Liabilities" (as defined in the Asset Purchase Agreement dated as of November 1, 1995 (the "Acquisition Agreement")) arising from conditions existing on the date of the closing of the Acquisition (the "Closing Date") and relating either to the St. Joe Mill or the St. Joe Container facilities. Pursuant to these provisions, (1) 100.0% of the first $2.5 million of such liability will be paid by the Company or the Mill Joint Venture, (2) 100.0% of the next $2.5 million by the Paper Indemnitors, (3) 100.0% of the next $2.5 million of such liability will be paid by the Company or the Mill Joint Venture,
(4) 100.0% of the next $2.5 million of such liability will be paid by the Paper Indemnitors, (5) 100.0% of the next $2.5 million of such liability will be paid by the Company or the Mill Joint Venture and (6) 100.0% of the next $5.0 million of such liability will be paid by the Paper Indemnitors; provided that the conditions that give rise to such On-Site Environmental Liabilities are discovered and the Paper Indemnitors are notified not later than three years after the Closing Date and, subject to certain exceptions, remediation expenses are incurred within five years after the Closing Date. The Paper Indemnitors will have no responsibility to indemnify the Company or the Mill Joint Venture for expenses relating to On-Site Environmental Liabilities in excess of the foregoing or for any On-Site Environmental Liabilities discovered after the third anniversary of the Closing Date. The Company is solely responsible for On-Site Environmental Liabilities that arise from the acts or omissions of the Company after the Closing Date. In the event that On-Site Environmental Liabilities arise from acts or omissions which occurred both before and after the Closing Date, such liabilities will be allocated between the Paper Indemnitors, on the one hand, and the Company or the Mill Joint Venture, on the other hand, based on the relative contribution of the acts and omissions occurring in each time period to such On-Site Environmental Liabilities. St. Joe Paper and its affiliates, including St. Joe Container, have retained responsibility for "Off-Site Environmental Liabilities" (as defined in the Acquisition Agreement) that arise from conditions existing on the Closing Date. In the event Off-Site Environmental Liabilities arise from acts or omissions that occurred both before and after the Closing, such Liabilities will be allocated between the Paper Indemnitors, on the one hand, and the Company and the Mill Joint Venture, on the other hand, based on the relative contribution of the acts and omissions occurring in each time period to such Off-Site Environmental Liabilities. Should a condition exist that requires remediation costs to be incurred both within and without the boundaries of the real property, the costs for work within the boundaries will be deemed On-Site Environmental Liabilities, and the work outside such boundaries will be deemed Off-Site Environmental Liabilities. Subject to certain exceptions, On-Site Environmental Liabilities do not include liabilities that arise due to a change in any law or regulation becoming effective after November 1, 1995.

         Pursuant to the Indemnification Reimbursement Agreement between the Mill Joint Venture and the Company, the benefit of indemnification from the Paper Indemnitors with respect to such environmental liabilities will be allocated 80.0% to the Mill Joint Venture and 20.0% to the Company, with the Mill Joint Venture or the Company being obligated, under certain circumstances, to reimburse the other in the event either recovers more than its allocated share and the other recovers less.

         The obligations of the Paper Indemnitors with respect to On-Site Environmental Liabilities will terminate in the event that either the Company or the Mill Joint Venture undergoes a "change of control" (as defined in the Acquisition Agreement). Change of Control is defined to mean (i) a transaction in which any Person or Group (as defined in Rule 13d-5 of the Exchange Act) other than the "Principals" (as defined in the Acquisition Agreement) or the "Lenders" (as defined in the Acquisition Agreement) acquires more than 50.0% of the total voting power of all classes of voting stock of the Company or the Mill Joint Venture, as the case may be, (ii) a transaction in which any Person or Group (as defined in Rule 13d-5 of the Exchange Act) other than the Principals or the Lenders has a sufficient number of nominees elected to constitute a majority of the Board of Directors of the Company or of the Board of Managers of the Mill Joint Venture, as the case may be, (iii) the sale of all or substantially all of the capital stock of the Company or the Mill Joint Venture, as the case may be, as an entirety or substantially as an entirety to any Person or Group (as defined in Rule 13d-5 of the Exchange Act) other than the Principals or the Lenders and (iv) the sale or transfer of all or substantially all of the assets of the Company or the Mill Joint Venture, as the case may be, as an entirety or substantially as an entirety to any Person other than the Principals or the Lenders. For purposes of the definition of Change of Control, "Principals" is defined as (1) Dennis Mehiel in the case of the Company, (2) the Company and Stone Container, in the case of the Mill Joint Venture, and (3) any subsidiary of Dennis Mehiel, the Company or Stone Container; and "Lenders" is defined as one or more institutional lenders which provide debt financing to the Company or the Mill Joint Venture as of the Closing.

         Pursuant to the Acquisition Agreement, St. Joe Container has agreed to undertake and complete, at its sole cost, remedial actions required for a former land application area at the container facility located in Laurens, South Carolina and remedial actions associated with two underground storage tanks at the container facility located in Chicago, Illinois. St. Joe Container has also agreed to reimburse the Company for up to $1.4 million of expenses incurred by the Company after the Closing Date to undertake certain identified environmental projects at several of the acquired container facilities.

         The  indemnification   provisions  in  the  Acquisition  Agreement  are
generally intended to be the exclusive remedies of the parties with respect to such agreements.

PERSONNEL

         As of November 30, 1996, the Company had 2,297 employees, of whom 1,678 were hourly employees and 619 were salaried employees. Of such employees, 522 were engaged in management and administrative functions, 97 were engaged in sales and marketing and 1,678 were engaged in manufacturing. One thousand four hundred and two hourly employees at 20 Company facilities are members of unions under 21 separate contracts. Two of these contracts are currently being renegotiated, two expire in 1997, ten expire in 1998, six expire in 1999 and one expires in 2000. Management believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company owns or leases manufacturing properties having an aggregate floor space of approximately 4.7 million square feet. The table below provides summary information regarding the principal properties owned or leased by the Company.

                            Approximate                           Leased
Location                    Square Footage     Type               or Owned
--------                    --------------     ----               --------

Compton, CA                  135,000        Corrugator             Leased
Port St. Joe, FL (1)(2)      142,000        Corrugator             Leased
Lake Wales, FL (1)           275,000        Corrugator             Owned
Stockbridge, GA (3)          160,000        Corrugator             Leased
Chicago, IL (1)              185,000        Corrugator             Owned
Hartford City, IN (1)        277,150        Corrugator             Owned
Louisville, KY (1)           240,000        Corrugator             Owned
Baltimore, MD (1)            220,000        Corrugator             Owned
Newark, NJ                   180,000        Corrugator             Leased
Charlotte, NC (1)            170,000        Corrugator             Owned
Newark, OH                   107,000        Corrugator             Owned
Eighty Four, PA              133,000        Corrugator             Owned
Pittsburgh, PA (1)           225,000        Corrugator             Owned
Laurens, SC (1)              180,000        Corrugator             Owned
Memphis, TN (1)              216,000        Corrugator             Owned
Dallas, TX (1)               187,000        Corrugator             Owned
Houston, TX (1)              157,000        Corrugator             Owned
Chesapeake, VA (1)           148,000        Corrugator             Owned
Dothan, AL (1)                31,000        Sheet                  Owned
Montebello, CA                90,000        Sheet (4)              Leased
San Leandro, CA              110,000        Sheet (4)              Leased
Jacksonville, FL              72,700        Sheet                  Leased
Byesville, OH                 60,000        Sheet                  Owned
Jacksonville, FL (3)          69,000        Partition              Leased
Litchfield, IL                42,000        Partition              Leased
Portland, IN (3)              40,500        Partition              Leased
Bethesda, OH (3)              44,100        Partition              Leased
Ft. Madison, IA              138,570        Mill                   Owned
Valhalla, NY                  16,000        Executive Offices      Leased
New York City, NY              3,500        Executive Offices      Leased
College Park, GA (1)(6)      167,000        Corrugator             Owned
Vernon, CA (5)(6)            200,000        Sheet                  Owned
Paperwood, NJ (6)            107,220        Sheet                  Owned

-----------
(1)  Properties  acquired in the  Acquisition.
(2) Property net leased from the Mill Joint Venture for a nominal rental payment.
(3) Properties owned, directly or indirectly, by Dennis Mehiel. See "Certain Relationships and Related Party Transactions."
(4)  Sheet plants which have the capability to produce partitions.
(5) Acquired on June 4, 1996 by Box USA Group, Inc., a wholly-owned subsidiary of the Company for approximately $4.5 million. The Company anticipates that it will spend approximately $1.1 million for capital expenditures on this plant.
(6)  Inactive facilities.

ITEM 3.  LEGAL PROCEEDINGS


         From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

         On July 19, 1996, a civil action was filed in the Superior Court of Fulton County, Georgia (the "Suit") by Sid Dunken, individually and on behalf of D&M Partnership, a purported Georgia partnership, against Four M, Box USA Group, Inc., Four M Manufacturing Group of Georgia, Inc. and Dennis Mehiel. The complaint alleges that Dunken is entitled to an equity interest in Four M or in the alternative, $150,000,000 in compensatory damages, as well as punitive damages and attorneys' fees. On September 23, 1996, the Company filed an answer in response to the Complaint. The Company believes that the Suit is without merit. The Company intends to defend against the Suit vigorously and believes that it has adequate defenses. However, the Suit is in a very preliminary stage, and there can be no assurance that the outcome of the Suit will not be adverse to Four M.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's Common Stock. Dennis Mehiel, the Chairman of the Board of Directors and the Chief Executive Officer of the Company, is the sole shareholder of the Company's outstanding Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following historical data have been derived from consolidated financial statements of the Company. The data as of and for the fiscal years ended July 31, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company audited by BDO Seidman, LLP, independent certified public accountants, whose report thereon is included elsewhere in this report. The data as of and for the fiscal years ended July 31, 1993 and 1992 are derived from the Company's consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report is not included herein. The following data should be read in conjunction with the Company's consolidated financial statements, and related notes, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.


                                                                                 FISCAL YEAR ENDED JULY 31,
                                                     -------------------------------------------------------------------------------
                                                            1996         1995              1994               1993           1992
                                                            ----         ----              ----               ----           ----
                                                                                       (IN THOUSANDS)
STATEMENT OF OPERATION DATA:
Net sales.........................................     $  257,817      $  271,994       $  228,563         $  214,936   $   203,179
Cost of goods sold................................        222,105         232,154          205,025            192,208       178,189
                                                     ------------     -----------       ----------         ----------   -----------
Gross profit......................................         35,712          39,840           23,538             22,728        24,990
Selling, general and administrative expenses......         19,217          19,703           22,018             21,813        23,663
                                                     ------------     -----------      -----------        -----------   -----------
Income from operations............................         16,495          20,137            1,520                915         1,327
Other income......................................              -           1,927              126              3,651         5,917
Interest expense..................................          7,565           5,607            5,448              4,948          5,903
                                                     ------------     -----------      -----------        -----------   ------------
Income (loss) before provision (benefit)
  for income taxes, minority interest and
  extraordinary gain on early retirement of debt..          8,930          16,457          (3,802)              (382)         1,341
Minority interest.................................              -           (146)            (180)                  -            94
Provision (benefit) for income taxes..............          3,817           5,483            (325)                453           832
Extraordinary gain on early retirement of debt....              -           2,219              381                  -           321
                                                     ------------     -----------    -------------     --------------   ------------
Net income (loss).................................          5,113          13,047           (3,276)             (835)           924
                                                     ============    ============    ==============      ============   ===========

OTHER FINANCIAL DATA:
Ratio of earnings to fixed charges(1).............            2.0x          3.3x              .5x               1.0x           1.1x
EBITDA(2).........................................      $  21,677      $  25,382       $    6,796          $   6,209       $  6,664
Net cash provided by (used in)
operating activities(3)...........................         27,060         (2,217)           4,794              8,860          3,615
Net cash provided by (used in) investing activities      (166,642)        (1,975)          (9,126)            (4,135)         3,733
Net cash provided by (used in) financing activities       139,167          3,518            5,182             (3,841)        (8,336)
Depreciation and amortization.....................      $   5,182      $   5,245        $   5,276          $   5,294       $  5,337
Capital expenditures..............................          8,612          3,690            3,916              3,935          2,862
Adjusted net sales(4).............................        246,140        212,562          155,869            153,857        139,116
Adjusted EBITDA(4)................................         24,831         24,210            3,926              2,196          3,110

                                                                                       FISCAL YEAR ENDED JULY 31,
                                                   ---------------------------------------------------------------------------------
                                                          1996            1995               1994             1993             1992
                                                          ----            ----               ----             ----             ----
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...................................      $  37,590      $  14,504        $   8,903          $  10,413      $  11,573
Property, plant and equipment, net................        157,973         27,044           36,536             36,052         37,636
Total assets......................................         88,410         73,137           93,933             79,716         85,744
Total long-term debt..............................        187,092         30,998           44,105             40,993         44,285
Stockholder's equity..............................         14,362          8,649            1,278              4,554          5,389


         The accompanying footnotes, which are an integral part of this financial data, appear on the following page.

(1) For purpose of calculating the ratio of earnings to fixed charges, earnings consist of earnings (loss) before provision (benefit) for income taxes, minority interest and extraordinary gain on early retirement of debt plus fixed charges, and fixed charges consist of interest expense plus that portion of rental payments on operating leases deemed representative on the interest factor.

(2) EBITDA represents income from operations before interest expense, provision (benefit) for income taxes and depreciation and amortization. EBITDA provides information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is not intended to disclose excess funds available for reinvestments because other commitments and obligations exist, including, but not limited to, principal repayment obligations and lease commitments, that are not considered in the calculation of EBITDA. See Notes 7, 11, 12 and 13 to the Company's financial statements.

(3) Material differences between EBITDA and net cash provided by or used in operating activities may occur because of the inherent differences in each such calculation including (a) the change in operating assets and liabilities between the beginning and end of each period, as well as certain non-cash items which are considered when presenting net cash provided by or used in operating activities but are not used when calculating EBITDA and (b) interest expense, provision for income taxes and other income or expense which are included when presenting net cash provided by or used in operating activities but are not included in the calculation of EBITDA. EBITDA is a measure used as part of the covenants of the Credit Facility.

(4) Adjusted to exclude the results of Fonda and the Flint, Michigan facility (the "Flint Facility") which was owned by, Box USA Group, Inc. ("Box USA"), a wholly-owned subsidiary of the Company. On August 16, 1996, Box USA discontinued its operations at the Flint Facility and disposed of substantially all of the machinery and equipment, finished goods and work-in-progress inventory and certain related assets utilized at such facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this report.

         The Company manufacturers corrugated paper, rolled paper and other paper products such as cartons and displays. The markets for corrugated packing materials produced by the Company are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact the Company's profitability. The ability of the Company to sustain profitability during cyclical fluctuations in corrugating packaging material markets is dependent upon the Company's ability to maintain value-added margins (net sales less the cost of raw materials). For corrugated packaging material manufacturers, raw materials typically represent approximately 70.0% of the total cost of goods sold. The ability of the Company to maintain value-added margins is a function of the speed with which the Company can pass on raw material cost increases to its customers. The Company has been able to sustain consistent value-added margins on a unit basis. In addition, the Company also believes it has been able to mitigate raw material price increases at its converting facilities by entering into several long-term supply contracts.

         In addition to maintaining value-added margins, the Company has also focused on controlling costs through maximum utilization of available production capacity, the development and implementation of financial controls and management systems and minimization of waste. Direct costs of production at the Company's converting facilities have declined on a per unit basis from 1992 through the present. By controlling costs and maintaining value-added margins, together with adding to its manufacturing base through acquisitions completed in a cost effective manner, the Company has been able to increase its net sales from $36.3 million in Fiscal 1985 to 257.8 million in Fiscal 1996, to increase net income from $0.7 million to $5.1 million over the same period and to increase EBITDA from $2.6 million to $21.7 million over the same period.

         On May 30, 1996, the Mill Joint Venture acquired the St. Joe Mill for its strategic location and to fulfill a portion of the linerboard requirements of the corrugated container facilities of the Mill Joint Venture Partners, each of which has committed to purchase one-half of the St. Joe Mill's output. The St. Joe Mill has two paper machines which are capable of producing approximately 500,000 tons of linerboard annually in a variety of grades and basis weights. Since 1990, approximately $156.6 million has been spent for the maintenance and modernization of the St. Joe Mill's plant, equipment and machinery and for environmental compliance. The St. Joe Mill's production presently is approximately one-third mottled white linerboard, a premium priced product, and two-thirds unbleached kraft linerboard. The St. Joe Mill's operations will be managed principally by personnel designated by Stone Container.

         Prior to the consummation of the Acquisition, both of the St. Joe Mill's paper machines were shut down for maintenance and to reduce inventory, from April 17, 1996 through May 6, 1996, and in December 1995 and January 1996, one paper machine was shut down for the same reasons. Since the consummation of the Acquisition, both of the St. Joe Mill's paper machines were shut down in July 1996 for annual maintenance. While there can be no assurance, the Mill Joint Venture does not expect any shutdowns in the next twelve months other than for routine maintenance. The Output Purchase Agreement requires that the St. Joe Mill operate at a production rate not less than the average capacity utilization rate of domestic linerboard producers. In the event further shutdowns occur, the Company will need to purchase that portion of its linerboard that it would have otherwise purchased from the Mill Joint Venture from outside suppliers.

         During Fiscal 1996, the Company did not exert significant influence over the operations of the Mill Joint Venture. Accordingly, the Company did not record 50% of the Mill Joint Venture's operating results during such period, aggregating a loss of $3.5 million. Significant influence is expected to be achieved in the first quarter of fiscal 1997.

         The Company's fiscal year end is July 31.

SUMMARY SALES TABLE

                                                             FISCAL YEAR ENDED JULY 31,
                                              1996                     1995                        1994
                                      --------------------   --------------------------     -----------------
                                                                           (IN MILLIONS)
                                                 PERCENT OF                 PERCENT OF                PERCENT OF
                                        AMOUNT    NET SALES     AMOUNT       NET SALES     AMOUNT      NET SALES
                                        ------    ---------     ------       ---------     ------      ---------
Net sales .......................      $257.8      100.0%      $272.0          100.0%       $228.6       100.0%
Cost of goods sold...............       222.1       86.2        232.2           85.4         205.0        89.7
Gross profit.....................        35.7       13.8         39.8           14.6          23.6        10.3
Selling, general and
     administrative expenses.....        19.2        7.4         19.7            7.2          22.0         9.6
Income from operations...........        16.5        6.4         20.1            7.4           1.6         0.7
Other income.....................          -          -           2.0            0.7           0.1         0.1
Interest expense.................         7.6        2.9          5.6            2.1           5.5         2.4
                                       -------    ------        -----         ------        ------       -----
Income (loss) before
    provision (benefit) for
    income taxes, minority
    interest and extraordinary
    gain on early retirement of
    debt.........................         8.9        3.5         16.5            6.1          (3.8)       (1.6)
Provision (benefit) for
     income taxes................         3.8        1.5          5.5            2.0          (0.3)       (0.1)
                                      -------       ----       ------            ---         ------       -----
Net income (loss) before
     minority interest and
     extraordinary gain on early
     retirement of debt..........     $   5.1        2.0%       $11.0            4.1%        $(3.5)       (1.5)%
                                      =======        ====       =====            ====        ======       ======

FISCAL 1996 COMPARED TO FISCAL 1995

         The Company's net sales decreased $14.2 million, or 5.2%, to $257.8 million in Fiscal 1996 compared to $272.0 million in the twelve month period ended July 31, 1995 ("Fiscal 1995"). Net sales for the Company's converting operations increased $39.9 million, or 20.4%, to $235.9 million in Fiscal 1996 compared to $196.0 million in Fiscal 1995 primarily as a result of the Acquisition, which increased sales by $44.8 million, or 22.8%. This increase was partially offset by the effect of the sale in August 1995 of Timberline Packaging, Inc. ("Timberline"), a converting facility which accounted for $1.2 million, or 0.5%, of net sales for Fiscal 1996 compared to $13.6 million, or 5.0%, for Fiscal 1995. Net sales at the Ft. Madison Mill decreased $11.7 million, or 34.8%, to $21.9 million in Fiscal 1996 compared to $33.6 million in Fiscal 1995 due to a 16.1% decrease in price per ton to $371.47 in Fiscal 1996 from $442.67 in Fiscal 1995. The Company's net sales decreased by $42.4 million, or 15.6%, in Fiscal 1996 due to the spinoff of the Fonda Group, Inc. ("Fonda") in March 1995.

         The Company's cost of goods sold as a percentage of net sales increased to 86.2% for Fiscal 1996 from 85.4% in Fiscal 1995. Cost of goods sold at the Company's converting operations increased as a percentage of net sales to 88.0% in Fiscal 1996 from 87.6% in Fiscal 1995 primarily as a result of a shift in product mix in Fiscal 1996. Cost of goods sold at the Ft. Madison Mill increased as a percentage of net sales to 74.3% in Fiscal 1996 from 73.2% in Fiscal 1995 primarily as a result of a decrease in selling prices per ton.

         Gross profit decreased $4.1 million, or 10.3%, to $35.7 million in Fiscal 1996 from $39.8 million in Fiscal 1995. As a percentage of net sales, gross profit decreased to 13.8% in Fiscal 1996 compared to 14.6% in Fiscal 1995. Gross profit as a percentage of net sales for the Company's converting operations decreased to 12.0% in Fiscal 1996 compared to 12.4% in Fiscal 1995. Gross profit as a percentage of net sales for the Ft. Madison Mill increased to 25.7% in Fiscal 1996 compared to 26.8% in Fiscal 1995.

         Selling, general and administrative expenses decreased $0.5 million, or 2.5%, to $19.2 million in Fiscal 1996 from $19.7 million in Fiscal 1995. The decrease is primarily a result of the elimination of Fonda's expenses after March 1995, partially offset by the addition of St. Joe expenses for June and July 1996. Selling, general and administrative expenses as a percent of sales remained flat in Fiscal 1996 and Fiscal 1995.

         Operating income decreased $3.6, or 31.9%, to $16.5 million in Fiscal 1996 from $20.1 million in Fiscal 1995, primarily as a result of the spin-off of Fonda, the sale of the Company's interest in Timberline and a decrease in selling price per ton.

         Income taxes decreased $1.7 million to $3.8 million in Fiscal 1996 compared to $5.5 million in Fiscal 1995. This decrease in the provision for income taxes is related to the decrease in income before taxes.

FISCAL 1995 COMPARED TO FISCAL 1994

         The Company's net sales increased $43.4 million, or 19.0%, to $272.0 million in Fiscal 1995 compared to $228.6 million in Fiscal 1994. Net sales for the Company's converting operations increased $40.6 million, or 26.1%, to $196.0 million in Fiscal 1995 compared to $155.4 million in Fiscal 1994 primarily as a result of an increase in average price per thousand square feet sold to $51.66 in Fiscal 1995 from $40.90 in Fiscal 1994 with volume remaining virtually flat at 3,794 million square feet sold compared to 3,799 million square feet sold. Net sales at the Ft. Madison Mill increased $22.3 million, or 197.3%, to $33.6 million in Fiscal 1995 compared to $11.3 million in Fiscal 1994 primarily as a result of net sales in Fiscal 1994 reflecting only five full months of operations of the Ft. Madison Mill, which was acquired by the Company in January 1994, and by a 48.6% rise in the average price per ton sold of corrugating medium to $442.67 in Fiscal 1995 from $297.98 in Fiscal 1994. Volume at the Ft. Madison Mill increased to 75,872 tons sold in Fiscal 1995 from 38,029 tons sold in Fiscal 1994. The increase in net sales from the Company's converting and mill operations was partially offset by a decrease of $19.4 million, or 31.4%, in Fonda's net sales to $42.4 million in Fiscal 1995 from $61.8 million in Fiscal 1994, resulting from the elimination of four months of operations following the spin-off of Fonda in March 1995.

         The Company's cost of goods sold as a percentage of net sales improved to 85.4% in Fiscal 1995 compared to 89.7% in Fiscal 1994. Cost of goods sold as a percentage of net sales at the Company's converting facilities improved to 87.1% in Fiscal 1995 compared to 91.2% in Fiscal 1994. This improvement was primarily a result of a decrease in labor costs to 10.3% of net sales in Fiscal 1995 from 13.8% of net sales in Fiscal 1994 and reductions in other major components of manufacturing costs as a percentage of net sales. Cost of goods sold as a percentage of net sales at the Ft. Madison Mill improved to 73.2% in Fiscal 1995 from 99.1% of net sales for the initial five months of ownership ended July 31, 1994. The improved performance at the Ft. Madison Mill was primarily a result of improved value-added margins which resulted from the 48.6% increase in average price per ton sold of corrugating medium partially offset by a 24.7% increase in raw material costs per ton sold. Manufacturing costs per ton (excluding raw materials used at the Ft. Madison Mill) decreased to $169 per ton in Fiscal 1995, or 1.7%, from $172 per ton sold in Fiscal 1994.

         Gross profit increased $16.3 million, or 69.4%, to $39.8 million in Fiscal 1995 from $23.5 million in Fiscal 1994, primarily as a result of the reduction in the cost of goods sold as a percentage of net sales to 85.4% from 89.7% during this period. Gross profit as a percentage of net sales for the Company's converting operations increased to 12.4% in Fiscal 1995 compared to 8.8% in Fiscal 1994. Gross profit as a percentage of net sales for the Ft. Madison Mill improved to 26.8% in Fiscal 1995 compared to 0.9% in Fiscal 1994.

         Selling, general and administrative expenses decreased $2.3 million, or 10.5%, to $19.7 million in Fiscal 1995 from $22.0 million in Fiscal 1994 due, in part, to the elimination of Fonda's expenses subsequent to March 1995. Selling, general and administrative expenses as a percentage of net sales were 7.2% in Fiscal 1995 compared to 9.6% in Fiscal 1994. This decrease was primarily a result of a reduction in certain selling, legal, insurance and other costs at the Company's converting facilities.

         Operating income increased $18.6 million to $20.1 million in Fiscal 1995 from $1.5 million in Fiscal 1994. This increase was attributable to a 26.1% increase in net sales in the Company's converting operations and a 13.2% improvement in value-added margin for the Company's converting operations, as well as a reduction in overall selling, general and administrative expenses primarily as a result of the exclusion of Fonda after March 1995.

         Other income increased $1.8 million to $1.9 million in Fiscal 1995 compared to $0.1 million in Fiscal 1994. This increase was due to a gain on the sale of the assets of the Company's fiber partitions division.

         Income taxes increased $5.8 million to $5.5 million in Fiscal 1995 compared to a tax benefit in Fiscal 1994 of $0.3 million. This increase was directly related to the change in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Historically,  the Company has relied on cash flows from operations and
bank  borrowing  to  finance  its  working  capital   requirements  and  capital
expenditures.

         Net cash provided by operating activities for Fiscal 1996 was $27.1 million compared to net cash used for operating activities of $2.2 million for Fiscal 1995. Cash provided by operating activities in Fiscal 1996 was driven by net income of $5.1 million for the period and a $14.1 million reduction in the level of accounts receivable and inventory which was offset by a $7.1 million reduction in accounts payable and accrued liabilities. Net cash provided by operating activities was $2.2 million for Fiscal 1995 compared to $4.8 million in Fiscal 1994. The period-to-period change was due primarily to the net changes related to the exclusion of Fonda after March 1995.

         Net cash used for investing activities was $166.6 million for Fiscal 1996 compared to $2.0 million for Fiscal 1995. This increase was principally the result of the financing raised for the Acquisition and an increase in capital expenditures. The Company's net cash used for investing activities decreased to $2.0 million in Fiscal 1995 compared to $9.1 million for Fiscal 1994. The decrease was principally the result of the acquisition by the Company in January 1994 of three converting facilities and the Ft. Madison Mill for $5.3 million (the "CPC Acquisition").

         Net cash provided by financing activities was $139.2 million in Fiscal 1996 compared to net cash provided by financing activities of $3.5 million in Fiscal 1995. The increase was primarily a result of the net proceeds received from the sale of the Company's 12% Series A Senior Secured Notes due 2006 (the "Notes") and refinancing of the Company's Credit Facility. In Fiscal 1996 net cash provided by financing activities was used to repay $16.1 million under a credit facility, $10.0 million of term loans, $2.1 million of subordinated debt and the balance for other debt.

         Capital expenditures for Fiscal 1996 were $8.6 million compared to $3.7 million for Fiscal 1995. This increase is primarily a result of equipment purchases for one of the Company's corrugator facilities and equipment purchases and rehabilitation of certain property at a facility in Vernon, California where the Company intends to consolidate the Compton and Montebello facilities.

         The Company has implemented a target capital expenditure program with annual capital expenditures totaling approximately $15.0 million for Fiscal 1997. The Company intends to finance capital expenditures primarily through operating cash flow.

         On May 30, 1996, the Company established a Credit Facility which will mature in 2001. The Credit Facility provides total borrowing of up to $80.0 million on a revolving basis, subject to borrowing base limitations, to finance the Company's working capital needs. Unused borrowing base availability must be at least $5.0 million. On November 27, 1996, the Company had unused borrowing capacity of approximately $27.9 million under the Credit Facility. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of the Company's capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities, (vi) capital expenditures, (vii) granting or incurrence of liens to secure other indebtedness, (viii) prepayment or modification of the terms of subordinated indebtedness and (ix) transactions with affiliates. In addition, the Credit Facility requires that the Company maintain certain specified financial covenants, including, without limitation, a minimum tangible net worth, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. In addition, the Company will provide, if needed, the Mill Joint Venture with up to $10.0 million of subordinated indebtedness on a revolving credit basis. At December 2, 1996 the Mill Joint Venture drew down on the subordinated Credit Facility in the amount of $2.0 million ($1.0 million of which was funded by the Company) to supplement its cash flow in order to meet its 1996 debt service requirements.

         On November 1, 1995, the Company entered into the Acquisition Agreement pursuant to which on May 30, 1996 (i) the Company acquired substantially all of the assets of St. Joe Container and (ii) the Mill Joint Venture acquired the St. Joe Mill. The purchase price for the St. Joe Container facilities was $87.8 million for the fixed assets, plus approximately $69.7 million for working capital, for a total purchase price of $157.5 million, subject to adjustment for changes in working capital described herein. The purchase price for the St. Joe Mill was $185.0 million for the fixed assets, plus approximately $17.4 million for working capital, for a total purchase price of $202.4 million, subject to adjustment for changes in working capital described herein. In July 1996, St. Joe Paper paid monies to both the Company and Florida Coast as purchase price adjustments. Approximately $13.8 million was paid to the Company. St. Joe Paper and the Company have reached an understanding with resepct to the payment of additional monies by St. Joe Paper for the purchase price adjustment. The Company acquired a 50% equity interest in the Mill Joint Venture for $5.0 million. The Acquisition was funded by the sale of the Notes and borrowings under the Credit Facility.

         In November 1996, pursuant to the Output Purchase Agreement, the Company was required to pay Florida Coast Paper an additional $3,337,500 for its share of the linerboard produced by the St. Joe Mill during the three-month period ended September 30, 1996.

         Although there can be no assurance, the Company believes that cash generated by operations together with amounts available under the Credit Facility, will be sufficient to meet its capital expenditure needs, debt service requirements and working capital needs for the next twelve months.

IMPACT OF INFLATION

         A period of rising prices will affect the Company's cost of production and, in particular, the Company's raw material costs. Since the Company's business is a margin business, the impact of increased costs on the Company will depend upon the Company's ability to pass on such costs to its customers. The Company is typically able to pass on a significant portion of its increased raw material costs in a timely fashion. From time to time, however, there is a lag in passing on price adjustments which creates a temporary margin contraction in a rising price environment. Historically, the Company has been able to recover fully from the impact of rising prices over a short period of time.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to environmental regulation by federal, state and local authorities in the United States. The Company believes that it is in substantial compliance with current federal, state and local environmental regulation. Unreimbursed liabilities arising from environmental claims, if significant, could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of compliance with environmental laws and regulations.

         In November 1993, the EPA announced proposed regulations, known as the "cluster rules," that would require more stringent controls on air and water discharges from pulp and paper mills under the Clean Water Act and the Clean Air Act. Pulp and paper manufacturers have submitted extensive comments to the EPA on the proposed cluster rules in support of the position that requirements under the proposed regulations are unnecessarily complex, burdensome and environmentally unjustified. It cannot be predicted at this time whether the EPA will modify the requirements in the final regulations. Based on information presently available from the EPA, it is expected that the EPA will promulgate the final cluster rules in 1997. In addition, the Company anticipates that the earliest time for industry compliance with certain aspects of the regulations should not be prior to the last quarter of 1997, and that compliance with the remaining elements will be required by the end of 1999. The Company estimates that these regulations, if adopted as currently proposed, would require capital expenditures of approximately $1.5 million to $2.0 million by the Company with respect to the Ft. Madison Mill. The ultimate financial impact of the proposed regulations on the Company will depend on the nature of the final regulations, the timing of required implementation and the cost and availability of new technology.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and notes thereto are presented under item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company.

NAME                    AGE    POSITION

Dennis Mehiel           54     Chairman, Chief Executive Officer and Director
Chris Mehiel            57     Executive Vice President, Chief Operating Officer
                                 and Director
Timothy D. McMillin     53     Senior Vice President, Chief Financial Officer
                                 and Director
Gerald K. Adams         43     Chief Executive Officer of Box USA Group, Inc.
Harvey L. Friedman      54     Corporate Secretary and General Counsel
Howard Brainin          67     Regional Vice President
Clinton G. Ames         74     Director
Lawrence A. Bishop      52     Director
Samuel B. Guren         49     Director
Thomas Uleau            52     Director
James Armenakis         53     Director
John Nevin              61     Director

         DENNIS MEHIEL, a co-founder of the Company, has been the Chairman and Chief Executive Officer of the Company, except during a leave of absence from April 1994 through July 1995, since 1977. He was also the Chief Executive Officer of the Company's subsidiary, Box USA Group, Inc., until June 1996. He is also the Chairman of the Executive Committee of the Company's Board of Directors. Mr. Mehiel is also the Chairman of Fonda and the MannKraft Corporation, a corrugated container manufacturer ("MannKraft").

         CHRIS MEHIEL, the brother of Dennis Mehiel, is a co-founder of the Company and has been Executive Vice President, Chief Operating Officer and a Director of the Company since September 1995. Mr. Mehiel was President of Fibre Marketing Group, Inc., a waste paper recovery business which he co-founded, from 1994 to January 1996. He is the President of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of MannKraft Corporation, a corrugated container manufacturer. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

         TIMOTHY D. MCMILLIN has been a Director of the Company since 1983 and Senior Vice President and Chief Financial Officer since September 1995. From November 1994 to September 1995, he was Chairman of Executive Advisors, Inc., a consulting firm specializing in financial restructuring. From 1991 to 1994, Mr. McMillin was an independent strategic and financial consultant. Mr. McMillin spent over 25 years in the financial services industry and served in various capacities, including Executive Vice President, at Maryland National Bank, from 1965 to 1990. Mr. McMillin is a Director of EIL Instruments, Inc., a manufacturer and distributor of testing, measurement and energy control systems. Mr. McMillin is a member of the Audit Committee of the Company's Board of Directors.

         GERALD K. ADAMS became Chief Executive Officer of the Company's subsidiary, Box USA Group, Inc., in June 1996. From March 1992 to March 1996, he was Chief Executive Officer of Amcor Fibre Packaging Group, a corrugated packaging company and a division of Amcor, Ltd. From March 1988 until March 1992, Mr. Adams was the General Manager of Australian Paper, a folding cartonboard producer and a division of Amcor, Ltd.

         HARVEY L. FRIEDMAN has been General Counsel since 1991 and Corporate Secretary since May 1996. He was a Director of the Company from 1985 to May 1996. He was formerly a partner in Kramer, Levin, Naftalis & Frankel, a New York City law firm.

         HOWARD BRAININ became Regional Vice President of Box USA Group, Inc. in May 1996. From March 1992 until May 1996, Mr. Brainin was a Vice President and a Director of St. Joe Paper and the President of St. Joe Container. From December 1981 to March 1992, Mr. Brainin was a Regional Vice President of St. Joe Container.

         CLINTON G. AMES has been a Director of the Company since 1992 and has been Chief Executive Officer of Four M Paper Corporation, a subsidiary of the Company and the operating company for the Ft. Madison Mill, since July 1995. From April 1994 through July 1995, Mr. Ames served as the Company's President, Chief Executive Officer and Chief Operating Officer. From 1990 to 1994, he served as the Chief Executive Officer of Fonda. From 1988 to 1990, Mr. Ames served as a consultant to the Company. Prior to joining the Company, Mr. Ames was with Inland Container Corporation for 19 years, commencing in 1968. In 1974, he became Inland's President and, in 1978, its Chief Executive Officer and Chairman, positions he held until he retired from Inland in 1987. Mr. Ames is also a Director of Bell Packaging Corporation.

         LAWRENCE A. BISHOP has been a Director of the Company since November 1985. He has held various positions since 1980 at Gray, Seifert and Co., Inc., a registered investment advisor that provides money management services to individuals and institutions, and currently holds the title of Executive Vice President. From 1972 to 1979, he was a Vice President of Bessemer Trust Company, N.A. Mr. Bishop is a Director of Synergistics, Inc. and Unapix Entertainment, Inc. Mr. Bishop is Chairman of the Compensation/Stock Appreciation Rights Committee and a member of the Executive Committee and Audit Committee of the Company's Board of Directors. Mr. Bishop is also a Director of Fonda.

         SAMUEL B. GUREN has been a Director of the Company since 1987. He is a Managing Director of Baird Capital Partners, a private equity fund. He is also co-founder and Managing Partner since 1982 of William Blair Venture Management Company, the general partner of three private equity funds. Mr. Guren was a Vice President at Continental Illinois Corporation from 1974 to 1981. Mr. Guren is Chairman of the Audit Committee of the Company's Board of Directors. Mr. Guren is also a Director of Fonda and Maus Bros. Jewelers Inc.

         THOMAS ULEAU has been the Chief Operating Officer of Fonda since March 1995 a Director of Fonda since 1988 and a Director of the Company since May 1989. Mr. Uleau was Executive Vice President and Chief Financial Officer of the Company from 1989 through March 1994. He served as President of Cardinal Container Corporation (which was acquired by the Company in 1985) from 1983 to 1986. Mr. Uleau started his career as an accountant at Deloitte, Haskins and
Sells from 1969 to 1972, after which he spent several years in various capacities at IU International, a transportation and paper products conglomerate. Mr. Uleau is a Director and Chief Operating Officer of Creative Expressions Group, Inc., a company wholly-owned by Dennis Mehiel.

         JAMES ARMENAKIS has been a Director of the Company since May 1996. He has been a partner in Armenakis & Armenakis, a New York City law firm, since 1990.

         JOHN NEVIN has been a Director of the Company since May 1996. He has been an Executive Vice President at Fieldcrest Cannon, Inc. since October 1995. From September 1990 to October 1995 he was a Senior Vice President at James River Corporation. From 1957 to 1990, Mr. Nevin served in various capacities at International Paper Company, including Vice President and Group Executive of the Pulp and Coated Papers Businesses.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers during Fiscal 1996 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the Fiscal 1994, 1995, and 1996:

                           SUMMARY COMPENSATION TABLE
                                                          Annual                         Long-Term
                                                       Compensation(1)                   Compensation
                                             ----------------------------------------    ------------
                                                                                         Securities
                                                                         Other Annual    Underlying    All Other
    Name and Principal Position       Year     Salary         Bonus      Compensation    Option/SARs   Compensation
    ---------------------------       ----     ------         -----      ------------    -----------   ------------

Dennis Mehiel......................   1996    $369,166     $173,131     $31,574(2)          -          $101,412(3)
Chairman of the Board of              1995     333,044     $375,000      38,904(2)          -           137,448(3)
Directors and Chief Executive         1994     373,641            -      16,462(2)          -            87,287(3)
Officer

Chris Mehiel.......................   1996     167,333(4)    60,000            -            -
Executive Vice President and          1995      24,000            -            -            -                 -
Chief Operating Officer               1994     144,000            -            -            -                 -

Gerald K. Adams....................   1996      31,445(5)   $71,000         500(6)          -                 -
Chief Executive Officer of Box        1995           -            -             -           -                 -
USA Group Inc.                        1994           -            -             -           -                 -

Timothy D. McMillin................   1996     154,542(4)    40,000       1,250(7)          -                 -
Senior Vice President                 1995           -            -            -            -                 -
and Chief Financial Officer           1994           -            -            -            -                 -

Howard Brainin.....................   1996     33,333(8)          -            -            -                 -
Regional Vice President of Box        1995           -            -            -            -
USA Group, Inc.                       1994           -            -            -            -                 -
                                                                                                                                  -

-----------------------------

(1) Unless otherwise indicated, the Named Executive Officers did not receive any annual compensation, stock options, restricted stock awards, SARs, long-term incentive plan payments or any perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officer during Fiscal 1996, 1995 and 1994.

(2) Includes imputed interest from non-interest bearing loans provided to Dennis Mehiel by the Company in Fiscal 1996, 1995 and 1994.

(3) Consists of split-dollar term life insurance premiums for Mr. Mehiel paid by the Company.

(4)  Consists of salary for employment commencing in September 1995.

(5)  Consists of salary for employment commencing on June 24, 1996.

(6) Represents imputed interest from non-interest bearing loan provided to Mr. Adams by the Company.

(7) Represents imputed interest from non-interest bearing loan provided to Mr. McMillin by the Company.

(8)  Consists of salary for employment commencing on May 31, 1996.

COMPENSATION OF DIRECTORS

      Any Director who is not an employee of the Company receives annual compensation of (i) $12,000 (provided such director attends five meetings per year), (ii) a fee of $1,000 for attendance at each meeting of the Board of Directors or any committee thereof and (iii) 1,000 SARs. Directors who are employees of the Company do not receive any compensation or fees for service on the Board of Directors.

STOCK APPRECIATION RIGHTS

      No Named Executive Officer received any grants of stock appreciation rights ("SARs") during Fiscal 1996, and at the end of Fiscal 1996, no Named Executive Officers held any SARs.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of November 30, 1996 with respect to the beneficial ownership of shares of Common Stock:


                                                            PERCENTAGE OF
                              AMOUNT OF BENEFICIAL          BENEFICIAL OWNERSHIP
                              OWNERSHIP OF SHARES           OF SHARES
NAME                          OF COMMON STOCK               OF COMMON STOCK
----                          ---------------               ---------------

Dennis Mehiel.........          6,815,867                       100%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Dennis Mehiel, Chairman and Chief Executive Officer of the Company, is an owner of entities from which the Company rents certain property, plant and equipment. Rental expense incurred and paid to these entities in Fiscal 1996, Fiscal 1995 and Fiscal 1994 amounted to approximately $1.0 million, $0.9 million, and $1.1 million, respectively. The Company believes that such rents were not in excess of market levels. The partition plant located in Jacksonville, Florida is currently leased by Fonda from Mr. Mehiel, and a portion of the facility is subleased to the Company.

         Dennis Mehiel has been a part owner since 1993 of MannKraft, to which the Company sold approximately $1,351,000 and 3,300,000 of material in Fiscal 1996 and Fiscal 1994, respectively. The Company believes that the prices at which such sales were made are not below market levels. There were no material sales to MannKraft in Fiscal 1995.

         In March 1995, the Company spun off its Fonda subsidiary to Dennis Mehiel. The Company sold approximately $1.1 million and $.06 million of material to Fonda in Fiscal 1995 and Fiscal 1994, respectively. The Company believes that the prices at which such sales were made are not below market levels.

         Chris Mehiel, Chief Operating Officer of the Company has been a part owner since 1994 of Fibre Marketing, to which the Company sold approximately $2.0 million and $3.4 million of material in Fiscal 1996 and Fiscal 1995, respectively. The Company believes that the prices at which such sales were made are not below market levels. There were no material sales to Fibre Marketing in Fiscal 1994.

         The Company has outstanding notes and loan receivables from Gerald Adams and Timothy McMillin in the amount of $100,000 and $25,000, respectively, at the end of Fiscal 1996 which are non-interest bearing and are due on June 30, 1999 and on demand, respectively. The Company had outstanding notes and loans receivables from Dennis Mehiel in the amount of $0.8 million and $1.5 million at the end of Fiscal 1996 and Fiscal 1995 respectively, all of which have been paid and were non-interest bearing. Of these amounts, approximately $0.8 million and $0.7 million relate to the cumulative premiums on life insurance policies paid by the Company on behalf of Mr. Mehiel at the end of Fiscal 1996 and Fiscal 1995, respectively.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

     Index to Financial Statements
     Independent Auditors' Report
     Consolidated Balance Sheets as of July 31, 1996 and 1995
     Consolidated Statements of Operations for the years ended July 31, 1996, 1995 and 1994
     Consolidated Statements of Stockholder's Equity for the years ended
     July 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the years ended July 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

(B)  EXHIBITS:

     Exhibits 2.1 through 10.6 and Exhibit 21.1, are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043).

Exhibit
Number    Description of Exhibit
------    ----------------------

2.1 Asset Purchase Agreement, dated as of November 1, 1995, among Four M Corporation (the "Company"), St. Joe Forest Products Company, St. Joe Container Company, St. Joe Paper Company and Florida Coast Paper Company, L.L.C. ("Florida Coast").
3.1       Certificate of Incorporation of the Company.
3.2       Certificate of Incorporation of Box USA Group, Inc.
3.3       Certificate of Incorporation of Four M Paper Corporation.
3.4       Certificate of Incorporation of Page Packaging Corporation.
3.5       Certificate of Incorporation of Box USA, Inc.
3.6       Certificate of Incorporation of Four M Manufacturing
          Group of Georgia, Inc.
3.7       By-laws of the Company.
3.8       By-laws of Box USA Group, Inc.
3.9       By-laws of Four M Paper Corporation.
3.10      By-laws of Page Packaging Corporation.
3.11      By-laws of Box USA, Inc.
3.12      By-laws of Four M Manufacturing Group of Georgia, Inc.
4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee").
4.2 Form of 12% Series A and Series B Senior Secured Notes, dated as of May 30, 1996 (incorporated by reference to Exhibit 4.1).
4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co. Inc. (the "Initial Purchaser").
4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7 Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors.

4.8 Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9 Guaranty, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5 Stock Appreciation Unit Plan of the Company, dated as of August 1, 1992, and Amendment No. 1 thereto, dated as of August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
12.1      Statement re computation of ratios.
21.1      Subsidiaries of the registrant.
23.1      Consent of BDO Seidman, LLP.
27.1      Financial Data Schedule.


(b) Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                           FOUR M CORPORATION

                                           By:/s/Dennis Mehiel
                                              ----------------
                                              Dennis Mehiel
                                              Chairman of the Board and
                                              Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE(S)                              DATE

/s/ Dennis Mehiel        Chairman of the Board and Director    December 12, 1996
-----------------        (Principal Executive Officer)
Dennis Mehiel

/s/ Chris Mehiel         Executive Vice President, Chief       December 12, 1996
----------------         Operating Officer and Director
Chris Mehiel

/s/ Timothy D. McMillin  Senior Vice President, Chief          December 12, 1996
-----------------------  Financial Officer and Director
Timothy D. McMillin      (Principal Accounting Officer)

                         Director                              December   , 1996
-------------------
Clinton G. Ames

/s/ James Armenakis      Director                              December 12, 1996
-------------------
James Armenakis


/s/ Lawrence A. Bishop   Director                              December 12, 1996
----------------------
Lawrence A. Bishop

                         Director                              December   , 1996
-------------------
Samuel B. Guren

/s/ John Nevin           Director                              December 12, 1996
--------------
John Nevin

/s/ Thomas Uleau         Director                              December 12, 1996
----------------
Thomas Uleau

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                           FOUR M PAPER CORPORATION

                                           By:/s/Dennis Mehiel
                                              ----------------
                                              Dennis Mehiel
                                              Chairman of the Board and
                                              Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE(S)                              DATE

/s/ Dennis Mehiel        Chairman of the Board and Director    December 12, 1996
-----------------        (Principal Executive Officer)
Dennis Mehiel

/s/ Chris Mehiel         Executive Vice President, Chief       December 12, 1996
----------------         Operating Officer and Director
Chris Mehiel

/s/ Timothy D. McMillin  Senior Vice President, Chief          December 12, 1996
-----------------------  Financial Officer and Director
Timothy D. McMillin      (Principal Accounting Officer)

                         Director                              December   , 1996
-------------------
Clinton G. Ames

/s/ James Armenakis      Director                              December 12, 1996
-------------------
James Armenakis


/s/ Lawrence A. Bishop   Director                              December 12, 1996
-------------------
Lawrence A. Bishop

                         Director                              December   , 1996
-------------------
Samuel B. Guren

/s/ John Nevin           Director                              December 12, 1996
--------------
John Nevin

/s/ Thomas Uleau         Director                              December 12, 1996
----------------
Thomas Uleau

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                           BOX USA GROUP, INC.

                                           By:/s/Dennis Mehiel
                                              ----------------
                                              Dennis Mehiel
                                              Chairman of the Board and
                                              Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE(S)                              DATE

/s/ Dennis Mehiel        Chairman of the Board and Director    December 12, 1996
-----------------        (Principal Executive Officer)
Dennis Mehiel

/s/ Chris Mehiel         Executive Vice President, Chief       December 12, 1996
----------------         Operating Officer and Director
Chris Mehiel

/s/ Timothy D. McMillin  Senior Vice President, Chief          December 12, 1996
-----------------------  Financial Officer and Director
Timothy D. McMillin      (Principal Accounting Officer)

                         Director                              December   , 1996
-------------------
Clinton G. Ames

/s/ James Armenakis      Director                              December 12, 1996
-------------------
James Armenakis


/s/ Lawrence A. Bishop   Director                              December 12, 1996
-------------------
Lawrence A. Bishop

                         Director                              December   , 1996
-------------------
Samuel B. Guren

/s/ John Nevin           Director                              December 12, 1996
--------------
John Nevin

/s/ Thomas Uleau         Director                              December 12, 1996
----------------
Thomas Uleau

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                           PAGE PACKAGING CORPORATION

                                           By:/s/Dennis Mehiel
                                              ----------------
                                              Dennis Mehiel
                                              Chairman of the Board and
                                              Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE(S)                              DATE

/s/ Dennis Mehiel        Chairman of the Board and Director    December 12, 1996
-----------------        (Principal Executive Officer)
Dennis Mehiel

/s/ Chris Mehiel         Executive Vice President, Chief       December 12, 1996
----------------         Operating Officer and Director
Chris Mehiel

/s/ Timothy D. McMillin  Senior Vice President, Chief          December 12, 1996
-----------------------  Financial Officer and Director
Timothy D. McMillin      (Principal Accounting Officer)

                         Director                              December   , 1996
-------------------
Clinton G. Ames

/s/ James Armenakis      Director                              December 12, 1996
-------------------
James Armenakis


/s/ Lawrence A. Bishop   Director                              December 12, 1996
-------------------
Lawrence A. Bishop

                         Director                              December   , 1996
-------------------
Samuel B. Guren

/s/ John Nevin           Director                              December 12, 1996
--------------
John Nevin

/s/ Thomas Uleau         Director                              December 12, 1996
----------------
Thomas Uleau

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                           BOX USA, INC.

                                           By:/s/Dennis Mehiel
                                              ----------------
                                              Dennis Mehiel
                                              Chairman of the Board and
                                              Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE(S)                              DATE

/s/ Dennis Mehiel        Chairman of the Board and Director    December 12, 1996
-----------------        (Principal Executive Officer)
Dennis Mehiel

/s/ Chris Mehiel         Executive Vice President, Chief       December 12, 1996
----------------         Operating Officer and Director
Chris Mehiel

/s/ Timothy D. McMillin  Senior Vice President, Chief          December 12, 1996
-----------------------  Financial Officer and Director
Timothy D. McMillin      (Principal Accounting Officer)

                         Director                              December   , 1996
-------------------
Clinton G. Ames

/s/ James Armenakis      Director                              December 12, 1996
-------------------
James Armenakis


/s/ Lawrence A. Bishop   Director                              December 12, 1996
-------------------
Lawrence A. Bishop

                         Director                              December   , 1996
-------------------
Samuel B. Guren

/s/ John Nevin           Director                              December 12, 1996
--------------
John Nevin

/s/ Thomas Uleau         Director                              December 12, 1996
----------------
Thomas Uleau

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                           FOUR M MANUFACTURING GROUP OF
                                           GEORGIA, INC

                                           By:/s/Dennis Mehiel
                                              ----------------
                                              Dennis Mehiel
                                              Chairman of the Board and
                                              Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE(S)                              DATE

/s/ Dennis Mehiel        Chairman of the Board and Director    December 12, 1996
-----------------        (Principal Executive Officer)
Dennis Mehiel

/s/ Chris Mehiel         Executive Vice President, Chief       December 12, 1996
----------------         Operating Officer and Director
Chris Mehiel

/s/ Timothy D. McMillin  Senior Vice President, Chief          December 12, 1996
-----------------------  Financial Officer and Director
Timothy D. McMillin      (Principal Accounting Officer)

                         Director                              December   , 1996
-------------------
Clinton G. Ames

/s/ James Armenakis      Director                              December 12, 1996
-------------------
James Armenakis


/s/ Lawrence A. Bishop   Director                              December 12, 1996
-------------------
Lawrence A. Bishop

                         Director                              December   , 1996
-------------------
Samuel B. Guren

/s/ John Nevin           Director                              December 12, 1996
--------------
John Nevin

/s/ Thomas Uleau         Director                              December 12, 1996
----------------
Thomas Uleau

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA


Index to Financial Statements
--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS:
     Balance sheets                                                          F-3
     Statements of operations                                                F-4
     Statements of stockholder's equity                                      F-5
     Statements of cash flows                                                F-6
     Notes to financial statements                                           F-7

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Four M Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Four M Corporation and subsidiaries (the "Company") as of July 31, 1996 and 1995 and the related consolidated statements of operations and stockholder's equity and cash flows for each of the three years in the period ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

                                              /s/ BDO Seidman, LLP
                                              --------------------

Valhalla, New York
October 11, 1996



                                                 FOUR M CORPORATION AND SUBSIDIARIES
                                                                      D/B/A BOX USA

                                                                      BALANCE SHEETS
                                                                       (IN THOUSANDS)
-----------------------------------------------------------------------------------------------
                                                                         JULY 31,       July 31,
                                                                             1996         1995
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $    811    $ 1,226
   Accounts receivable, less allowance for doubtful accounts of $1,909
      and $1,778 (Notes 2 and 7)                                            43,193     22,867
   Notes, advances and other receivables                                     1,433      1,452
   Inventories (Notes 5 and 7)                                              32,732     15,110
   Deferred income taxes (Note 9)                                           10,241      2,001
---------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                          88,410     42,656
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
   (NOTES 6 AND 7)                                                         157,973     27,044
GOODWILL AND OTHER INTANGIBLES, NET OF ACCUMULATED AMORTIZATION OF
   $763 AND $546                                                               933      1,007
OTHER ASSETS (NOTE 12)                                                      16,493      2,430
---------------------------------------------------------------------------------------------
                                                                          $263,809    $73,137
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                               $ 48,380    $24,703
   Current maturities of long-term debt and subordinated debt (Notes 7
      and 8)                                                                 2,440      3,449
---------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                     50,820     28,152
LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 7)                           187,092     29,918
SUBORDINATED DEBT, LESS CURRENT MATURITIES (NOTE 8)                             --      1,080
DEFERRED INCOME TAXES (NOTE 9)                                              10,390      3,663
MINORITY INTEREST (NOTE 10)                                                     --        326
OTHER LIABILITIES                                                            1,145      1,349
---------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                            249,447     64,488
---------------------------------------------------------------------------------------------
COMMITMENT AND CONTINGENCIES (NOTES 11, 12 AND 13)
STOCKHOLDER'S EQUITY:
   Common stock, $.125 par value, 10,000,000 shares authorized;
      7,229,770 shares issued and 6,815,867 outstanding                        904        904
   Additional paid-in capital                                                  717        117
   Retained earnings                                                        13,703      8,590
---------------------------------------------------------------------------------------------
                                                                            15,324      9,611
Less treasury stock, at cost (413,903 shares)                                  962        962
---------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDER'S EQUITY                                    14,362      8,649
---------------------------------------------------------------------------------------------
                                                                          $263,809    $73,137
---------------------------------------------------------------------------------------------
                                 See accompanying notes to consolidated financial statements.


                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------------------------
                                                                          Years ended July 31,
                                                            --------------------------------------
                                                                1996         1995          1994
--------------------------------------------------------------------------------------------------
NET SALES                                                   $ 257,817     $ 271,994     $ 228,563
COST OF GOODS SOLD                                            222,105       232,154       205,025
-------------------------------------------------------------------------------------------------
              GROSS PROFIT                                     35,712        39,840        23,538
-------------------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   19,217        19,703        22,018
-------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                         16,495        20,137         1,520
OTHER INCOME (EXPENSE):
   Interest expense                                            (7,565)       (5,607)       (5,448)
   Gain on sale of assets and other (Note 3)                       --         1,927           126
-------------------------------------------------------------------------------------------------
   Income (loss) before provision (benefit) for income
      taxes, minority interest and extraordinary gain on
      early retirement of debt                                  8,930        16,457        (3,802)
PROVISION (BENEFIT) FOR INCOME TAXES (NOTE 9)                   3,817         5,483          (325)
-------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST AND EXTRAORDINARY
   GAIN ON EARLY RETIREMENT OF DEBT                             5,113        10,974        (3,477)
MINORITY INTEREST (NOTE 10)                                        --          (146)         (180)
CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING
   FOR TAXES ON INCOME (NOTE 9)                                    --            --           381
EXTRAORDINARY GAIN ON EARLY RETIREMENT OF DEBT
   (NOTES 7 AND 8)                                                 --         2,219            --
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $   5,113     $  13,047     $  (3,276)
-------------------------------------------------------------------------------------------------
                                      See accompanying notes to consolidated financial statements.



                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                                  (IN THOUSANDS)
-------------------------------------------------------------------------------------------------
                               COMMON    Common   Additional
                                STOCK     Stock     Paid in   Retained    Treasury
                               SHARES    Amount     Capital   Earnings       Stock          Total
-------------------------------------------------------------------------------------------------
Balance, August 1, 1993        6,816      $904      $117      $  4,495       $  962      $  4,554
Net loss                          --        --        --        (3,276)          --        (3,276)
-------------------------------------------------------------------------------------------------
Balance, July 31, 1994         6,186      $904      $117      $  1,219       $  962      $  1,278
-------------------------------------------------------------------------------------------------
Net income                        --        --        --        13,047           --        13,047
Distribution (Note 3)             --        --        --        (5,676)          --        (5,676)
-------------------------------------------------------------------------------------------------
Balance, July 31, 1995         6,816      $904      $117      $  8,590       $  962      $  8,649
-------------------------------------------------------------------------------------------------
Net income                        --        --        --         5,113           --         5,113
Warrant issuance (Note 3)         --        --       600            --           --           600
-------------------------------------------------------------------------------------------------
Balance, July 31, 1996         6,816      $904      $717      $ 13,703       $  962      $ 14,362
-------------------------------------------------------------------------------------------------
                                     See accompanying notes to consolidated financial statements.



                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------
                                                                               Years Ended July 31,
                                                                    ----------------------------------------
                                                                     1996              1995           1994
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   5,113       $ 13,047       $ (3,276)
   Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
        Depreciation and amortization                                   5,182          5,245          5,276
        Allowance for doubtful accounts                                  (290)           467            678
        Non-cash interest expense                                          --            499          1,123
        Gain on sale/closure of subsidiary                               (166)        (1,618)            --
        Gain on exchange of stock for debt                                 --         (2,393)          (381)
        Deferred income taxes                                          (1,506)          (312)          (600)
        Loss (gain) on sale of fixed assets                               246             32           (830)
        Change in assets  and  liabilities,  net of effect of
           acquisitions  and disposals:
              Accounts, notes and other receivables                     2,218         (4,273)        (5,061)
              Inventories                                              12,296        (10,594)        (1,194)
              Other assets, net of other liabilities                     (512)           275           (387)
              Accounts payable and accrued liabilities                  4,479         (2,592)         9,446
-----------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED FOR) OPERATING
                ACTIVITIES                                             27,060         (2,217)         4,794
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (8,612)        (3,690)        (3,916)
   Proceeds from sale of subsidiaries                                     898          1,618          1,401
   Proceeds from sale or exchange of fixed assets                         679            397            174
   Payments for acquisition, net of cash acquired                          --             --         (6,601)
   Purchase of net assets of St. Joe Container                       (159,168)            --             --
   Payment related to subsidiary spin-off, net of common stock
      sold                                                                 --           (300)            --
   Loans made to employees, net of payment                               (439)            --           (184)
-----------------------------------------------------------------------------------------------------------
              NET CASH USED FOR INVESTING ACTIVITIES                 (166,642)        (1,975)        (9,126)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bond issuance                                        170,000             --             --
   Financing costs                                                     (8,798)            --             --
   Short-term borrowings                                               14,419             --          3,428
   Repayment of short-term borrowings                                 (22,953)            --             --
   Payments to pre-petition creditors (Note 7)                             --           (180)          (274)
   Secured term, mortgage, equipment and other borrowings                 380          9,094          7,446
   Repayments of long-term debt                                       (13,881)        (5,396)        (5,418)
-----------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES               139,167          3,518          5,182
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (415)          (674)           850
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       1,226          1,900          1,050
-----------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     811       $  1,226       $  1,900
-----------------------------------------------------------------------------------------------------------
                                               See accompanying notes to consolidated financial statements.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




1.   SUMMARY OF
     SIGNIFICANT ACCOUNTING
     POLICIES

Business

Four M Corporation and subsidiaries ("Four M" or the "Company") are manufacturers of corrugated packaging and semi-chemical corrugating medium and prior to the distribution of The Fonda Group, Inc. ("Fonda") (See Note 3), paper cups and plates. The Company uses the trade name Box USA to conduct the bulk of its business activities.

Four M has no assets or independent business operations other than its ownership interest in its subsidiaries.

Principles  of  Consolidation

The consolidated financial statements include the accounts of Four M Corporation and all of its subsidiaries. All of the common stock of Four M is owned by its Chairman of the Board and Chief Executive Officer, Dennis Mehiel (the "Stockholder"). Intercompany accounts and transactions have been eliminated.

Inventories

Inventories  are valued at the lower of cost  (first-in,  first-out)  or market.

Property,  Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is based on estimated useful lives of the assets and is provided using the straight-line method. For income tax purposes, statutory accelerated methods of depreciation are used.

Goodwill and Other Intangibles

Goodwill and other intangibles principally relate to the excess of the purchase price of certain acquisitions over the fair value of the net assets acquired and are being amortized over their estimated useful lives, not exceeding a 40-year period, using the straight-line method.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Other Assets

Other assets at July 31, 1996 include deferred financing costs of approximately $8,798,000 and an investment in an unconsolidated affiliate of approximately $5,250,000 (see Note 3).

Accounts  Payable  and  Accrued  Liabilities

Accrued liabilities were approximately $25,915,000 and $4,603,000 at July 31, 1996 and 1995, respectively. At July 31, 1996 accrued liabilities included approximately $12,492,000 in reserves for unfavorable contracts related to the Acquisition (see Note 4) and approximately $5,000,000 in acquisition related provisions (See Note 3). In addition, accrued liabilities consisted of various items including employee benefits, utilities, interest and plant repairs at July 31, 1996 and 1995.

Revenue  Recognition

Revenue is recognized when products are shipped.

Income Taxes

Deferred taxes are provided on the differences between the basis of assets and liabilities for financial reporting and income tax purposes using the statutory rates enacted for future periods. A consolidated federal income tax return is filed. State income tax returns are filed separately.

Cash and Cash  Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company made interest payments of $4,204,000, $4,882,000 and $4,015,000 in 1996, 1995
and 1994, respectively and income tax payments of $3,668,000, $6,052,000 and $1,080,000 in 1996, 1995 and 1994, respectively. In addition, the Company purchased equipment under capital leases for $7,862,000 in 1996 and had non-cash distributions of $5,676,000 and $1,262,000 in 1995 and 1994, respectively.

Reclassifications

Certain prior year balances have been reclassified to conform with the 1996 presentation.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived Assets

As prescribed in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," long-lived assets are required to be adjusted to net realizable value if, in the opinion of management, there is a permanent diminution in value. The adoption of this pronouncement does not have a significant impact on the Company's financial statements.

Fair Value of Financial  Instruments

The carrying value of financial instruments including cash, accounts receivable, advances and other receivables and accounts payable approximate fair value because of the relatively short maturities of these instruments. The carrying value of long-term debt, including the current portion and subordinated debt, approximate fair value based upon market rates for similar instruments.

2.   CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with financial institutions having high credit ratings. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At July 31, 1996, the Company had no significant concentrations of credit risk. No single customer accounted for 10% or more of net sales during any of the reported periods.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
3.   ACQUISITIONS AND
     DISPOSITIONS

St. Joe Container Company

The Company entered into an Asset Purchase Agreement (the "Agreement") on November 1, 1995, as amended, for the Company to acquire substantially all of the assets and certain liabilities of St. Joe Container Company for approximately $160 million plus financing costs (the "Acquisition"). In accordance with the Agreement, the Company entered into a joint venture (the "Mill Joint Venture") between the Company and Stone Container Corporation ("Stone Container") to acquire a paper mill (the "Mill") owned by St. Joe Forest Products Company having an annual production capacity of approximately 500,000 tons (See Note 4). On May 30, 1996 the Company issued senior secured notes for $170 million and warrants valued at $600,000 and entered into a revolving credit facility of $80 million to, in part, finance such transactions. The Acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon fair value at the date of the Acquisition. The purchase price was allocated as follows:


-------------------------------------------------------------------------------
                 Accounts receivable, net                             $  23,558
                 Inventories, net                                        30,257
                 Property, plant and equipment, net                     120,747
                 Long term investment                                     5,250
                 Deferred financing costs                                 8,798
                 Accounts payable and accrued liabilities                (2,552)
                 Acquisition related provisions (a)       $  (5,000)
                 Reserve for unfavorable contracts (b)      (12,492)    (17,492)
-------------------------------------------------------------------------------
                       Total costs allocated (c)                      $ 168,566
-------------------------------------------------------------------------------

(a) The Acquisition related provisions consist of approximately $3.0 million related to professional costs incurred with respect to the Acquisition, approximately $1.0 million related to a plant closure and approximately $1.0 million for severance and relocation costs.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(b) The Company has provided for two contracts related to the Acquisition. The first is with the Mill Joint Venture, which requires the Company and Stone Container to each purchase one-half of the Mill's annual output in accordance with the Output Purchase Agreement. Management has determined it is probable that the Company will be required to pay additional amounts above market price for linerboard in fiscal 1997 as result of this agreement and has provided a reserve for $11 million in accordance with Accounting Principles Board Opinion number 16 "Business Combinations". The second relates to a paper mill in which the Company acquired a 12.6% interest as part of the Acquisition. The Company, in accordance with a sales agreement, is required to purchase 12.6% of the mill's annual production of medium paper at a defined price. Management has determined it is probable that the Company will be required to pay an aggregate $1.5 millon above market price in fiscal 1997 and 1998 as a result of this agreement.

(c) The Company did not allocate any portion of the purchase price to its investment in the Mill Joint Venture since management believes the investment value is nominal (see Note 4).

The operating results of these acquired facilities have been included in the consolidated financial statements from the date of the Acquisition. Pro forma unaudited consolidated results of operations as if the Acquisition had taken place as of August 1, 1994, rather than at May 30, 1996 are as follows (in thousands):


                                                    Twelve months ended July 31,
                                                  ------------------------------
                                                       1996              1995
--------------------------------------------------------------------------------
            Net sales                                 $508,878          $534,680
            (Loss)income before extraordinary items     (3,767)           22,867
            Net (loss) income                           (3,767)           25,086
--------------------------------------------------------------------------------

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The unaudited pro forma results have been prepared for comparative purposes only and include adjustments based on available information and certain assumptions that the Company believes are reasonable. These adjustments include: 1) additional interest expense resulting from the pro forma capitalization of the Company 2) reduced cost of goods sold of the acquired facilities to reflect raw material price savings that the Company has historically realized and the effect of the Output Purchase Agreement and 3) the effect of the change from accounting for inventories on the LIFO method to the FIFO method on cost of goods sold of the facilities purchased in the Acquisition.

Timberline  Packing  Inc.

In August 1995, the Company sold its 67% interest in Timberline Packaging, Inc. The sale resulted in a gain of approximately $166,000.

The Fonda Group, Inc.

In March 1995, Fonda concluded a purchase agreement with the Scott Paper Company to acquire certain net assets and the business of its Scott Foodservice Division for approximately $30 million in cash plus the assumption of certain liabilities.

In March 1995, the stock of Fonda was distributed to the Stockholder, except for 3.5% which was distributed to a lender as described in Note 8. The distribution to the Stockholder amounted to 96.5% of the net assets of Fonda as of March 31,1995.

Accordingly, the results of operations of Fonda are not included in the financial statements after March 31, 1995.

The accounts of Fonda as of and for the eight months ended March 31, 1995 and for the years ended July 31, 1994 and 1993 are summarized as follows (in thousands):

                               March 31,           July 31,           July 31,
                                    1995              1994               1993
-------------------------------------------------------------------------------
Net sales                        $42,413           $61,839            $61,079
Operating income                   1,352             1,788              2,835
Net (loss) income                   (57)               251                960
Total assets                      33,332            24,668             23,598
Stockholder's equity               5,882             5,977              3,717
-------------------------------------------------------------------------------

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Fiber  Partition  Products

Effective March 20, 1995, the Company disposed of certain assets relating to its fiber partition products which resulted in a gain before income taxes of approximately $1,618,000.

Consolidated Packaging Corporation, Debtor-In-Possession

On January 5, 1994, the Company acquired certain assets of Consolidated Packaging Corporation, Debtor-in-Possession (the "CPC Acquisition"). The purchase price was approximately $5,285,000. Assets acquired included accounts receivable, inventories, equipment and certain real estate and leasehold interests including a paper mill in Ft. Madison, Iowa. The assets were transferred to certain subsidiaries. The financial statements reflect the operations of such subsidiaries from the date of acquisition.

Effective July 31, 1994, the Company disposed of certain of the assets purchased in the CPC Acquisition, resulting in a gain before income taxes of approximately $622,000.

In November 1994, the Company sold certain additional assets purchased in the CPC Acquisition, consisting of substantially all of the inventory, property and equipment and certain tangible assets resulting in a loss of approximately $73,000 which was recorded in 1994.


4.   INVESTMENT IN MILL
     JOINT VENTURE


On May 30, 1996, the Company invested $5 million for a 50% interest in the Mill Joint Venture (see Note 3). In addition, the Company and Stone Container have each agreed to provide the Mill Joint Venture with up to $10 million of subordinated indebtedness if needed for general corporate purposes. The Company's investment in the Mill Joint Venture will be accounted for using the equity method of accounting.

Summarized unaudited balance sheet and income statement information of the Mill Joint Venture, as of July 31, 1996, and for the period from May 30, 1996 (the date of Acquisition) through July 31, 1996 were as follows:

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Summarized unaudited balance sheet information (in thousands):

                                                                         1996
--------------------------------------------------------------------------------
Current assets                                                        $ 32,768
Land, buildings and equipment, net                                     185,202
Other assets                                                             3,583
--------------------------------------------------------------------------------
Current liabilities                                                     17,603
Long term liabilities                                                  170,796
--------------------------------------------------------------------------------



Summarized unaudited statement of operations (in thousands):



                                                                   FROM DATE
                                                                      OF
                                                                  ACQUISITION
                                                                    THROUGH
                                                                 JULY 31, 1996
-------------------------------------------------------------------------------
Net sales                                                             $24,876
Gross loss                                                             (3,007)
Net operating loss                                                     (3,354)
Interest expense                                                        3,642
Net loss                                                               (6,996)
-------------------------------------------------------------------------------

During the period ended July 31, 1996, the Company did not exert significant influence over the operations of the Mill Joint Venture. Accordingly, the Company did not record 50% of the Mill Joint Venture's operating results during such period, aggregating ($3.5 million). Significant influence is expected to be achieved in the first quarter of fiscal 1997.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   INVENTORIES

Inventories as of July 31, consist of the following (in thousands):

                                                        1996              1995
--------------------------------------------------------------------------------
Raw materials                                        $25,410           $10,710
Work-in-process                                        1,563               632
Finished goods                                         5,759             3,768
--------------------------------------------------------------------------------
                                                     $32,732           $15,110
--------------------------------------------------------------------------------

6.   PROPERTY, PLANT AND
     EQUIPMENT

Property, plant and equipment as of July 31, consist of the following (in thousands):

                                     Lives in
                                       Years               July 31,
                                                 ------------------------------
                                                          1996             1995
-------------------------------------------------------------------------------
Land and buildings                      20            $ 50,015          $ 9,107
Machinery and equipment                3-20            125,574           31,819
Leasehold improvements                 5-10              1,461            1,362
Furniture and fixtures                   5               2,798            2,987
Autos and trucks                         5                 365              306
-------------------------------------------------------------------------------
                                                       180,213           45,581
Less:   accumulated depreciation                        22,240           18,537
-------------------------------------------------------------------------------
                                                      $157,973          $27,044
-------------------------------------------------------------------------------

Depreciation expense was approximately $5,118,000 $4,887,000 and $5,014,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

Property, plant and equipment as of July 31, includes equipment under capital leases as follows (in thousands):

                                                           July 31,
                                                   ----------------------------
                                                       1996              1995
-------------------------------------------------------------------------------
Equipment                                            $8,332            $1,170
Less: accumulated depreciation                          634               311
-------------------------------------------------------------------------------
                                                     $7,698            $  859
-------------------------------------------------------------------------------

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   LONG-TERM DEBT

Long-term debt as of July 31, consists of the following (in thousands):

                                                          1996              1995
--------------------------------------------------------------------------------
12% senior secured notes(a)                           $170,000           $     -
Revolving credit agreements(b)                           7,258            16,110
Terms loans(c)                                               -             9,913
Mortgages (weighted average interest rate
   as of July 31, 1996 7.9%)                             2,456             2,620
Pre-petition creditors (discounted at 9%)(d)                 -               275
Other                                                    2,267             2,857
--------------------------------------------------------------------------------
                                                       181,981            31,775
Capital lease obligations (Note 11)                      7,551               592
--------------------------------------------------------------------------------
                                                       189,532            32,367
Less: current portion                                    2,440             2,449
--------------------------------------------------------------------------------
Long-term debt                                        $187,092           $29,918
--------------------------------------------------------------------------------

(a) On May 30, 1996, the Company issued $170,000,000 of 12% series A Senior Secured Notes ("the Notes") due 2006 to, in part, finance the Acquisition of substantially all of the assets of St. Joe Container Company. The Notes are secured by the Company's real and personal property other than accounts receivable, inventory and certain related assets and interest is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 1996.

(b)  On May 30,  1996,  the Company  entered  into a new credit  facility in the amount of $80 million. The credit facility is secured by accounts receivable, inventories and certain related assets and advances are limited to 85% of eligible receivables and the lesser of 60% of eligible inventories or $40 million. The new credit facility matures on May 30, 2001. Interest rate at July 31, 1996 was prime (8.25% at July 31, 1996) plus .75%. The Company has the ability to convert interest on some or all of its advances to a LIBOR based rate. At July 31, 1996, the Company had available approximately $29.2 million of additional credit under this agreement. The Company is subject to certain loan covenants, the most restrictive of which require the Company to maintain certain financial ratios beginning on October 30, 1996. The Company believes that they will be in compliance with these covenants at October 30, 1996. The Company is in compliance with all loan covenants which began on May 30, 1996.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(c) The term loans were paid off on May 30, 1996 in conjunction with the new credit facility.

(d) In January 1995, Four M assumed certain outstanding pre-petition creditor liabilities from Fonda aggregating $870,000 in exchange for partial settlement of amounts owed to Fonda by Four M. In July 1995, this assumed liability of $870,000 was settled for $455,000 resulting in an extraordinary gain or $241,000 net of income taxes.



Long-term debt, excluding capital lease obligations, is payable as follows (in thousands):

Year ending July 31,
--------------------------------------------------------------------------------
1997                                                                 $   1,393
1998                                                                       919
1999                                                                       485
2000                                                                       210
2001                                                                       159
Thereafter                                                             178,815
--------------------------------------------------------------------------------
                                                                      $181,981
--------------------------------------------------------------------------------

8.   SUBORDINATED DEBT

Subordinated debt at July 31, consists of the following (in thousands):

                                                              July 31,
                                                       ------------------------
                                                           1996          1995
-------------------------------------------------------------------------------
Debt with warrants (a):                                  $   -          $2,080
Less: current portion                                        -           1,000
-------------------------------------------------------------------------------
Long-term subordinated debt                              $   -          $1,080
-------------------------------------------------------------------------------

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In January 1990, the Company borrowed $4,000,000 (the "Subordinated Debt") from a lender (the "Holder") and issued a warrant (the "Warrant") to the Holder to purchase 513,000 shares of its common stock. Interest on the Warrant was accreted such that at March 31, 1995, the Warrant had a value of $2,184,000. In March 1995, the Subordinated Debt was restructured as follows: (i) the Company distributed 35 shares (3.5%) of the issued and outstanding stock of Fonda to the Holder (see Note 3), in exchange for a portion of the outstanding principal balance of the Subordinated Debt; and (ii) in consideration of the Holder's surrendering the Warrant, and in satisfaction of the remaining portion of the Subordinated Debt and interest accrued thereon, payments aggregating $4,000,000 were made, with a final payment of $1,080,000 which was made on July 30, 1996, together with interest accrued thereon. As a result, the Company recognized an extraordinary gain of $1,978,000 in 1995 which represented the excess of the recorded value of the Warrant settled less $206,000, representing 3.5% of the net assets of Fonda at March 31, 1995.



9.   INCOME TAXES

Components  of  provision   (benefit)  for  income  taxes  are  as  follows  (in
thousands):

                                                    July 31,
                                       ----------------------------------------
                                           1996           1995             1994
-------------------------------------------------------------------------------
Current:
   Federal                               $4,441         $4,675          $     -
   State                                    889          1,120              275
-------------------------------------------------------------------------------
                                          5,330          5,795              275
-------------------------------------------------------------------------------
Deferred:
   Federal                               (1,261)          (250)            (481)
   State                                   (252)           (62)            (119)
-------------------------------------------------------------------------------
                                         (1,513)          (312)            (600)
-------------------------------------------------------------------------------
Provision (benefit) for income
   taxes before extraordinary item        3,817          5,483             (325)
-------------------------------------------------------------------------------
Taxes on extraordinary item                  -             174                -
-------------------------------------------------------------------------------
                                        $ 3,817         $5,657           $ (325)
-------------------------------------------------------------------------------

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets (liabilities) at July 31, result from temporary differences as follows (in thousands):

                                                        1996              1995
--------------------------------------------------------------------------------
Allowance for doubtful accounts receivable            $   581           $   751
Capitalized inventory costs                             1,213               762
Accrued salaries and benefits                             730               299
Provisions for losses                                   7,350                 -
Other                                                     367               189
--------------------------------------------------------------------------------
Gross deferred tax assets                              10,241             2,001
Property, plant and equipment                         (10,390)           (3,663)
--------------------------------------------------------------------------------
Net deferred tax liabilities                          $  (149)         $ (1,662)
--------------------------------------------------------------------------------

The effective tax rate was different than the federal statutory rate due to the following:

                                  1996               1995                1994
--------------------------------------------------------------------------------
Tax (benefit) at the
   statutory Federal rate         35.0%              34.0%              (34.0)%
State income taxes (net of
   Federal benefit)                6.4                4.0                 7.0
Non-deductible interest              -                3.0                 5.3
Goodwill amortization               .1                 .1                 1.4
Officers' life insurance             -                  -                  .1
Provision for (reversal of)
   valuation allowance               -               (3.7)               11.7
Permanent differences
   related to sale of
   subsidiary, ceased
   operations and other            1.1               (4.1)                  -
Meals and entertainment             .1                 -                    -
-------------------------------------------------------------------------------
                                  42.7%              33.3%               (8.5)
-------------------------------------------------------------------------------

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

During 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("FASB 109"). The cumulative effect of this change in method of accounting for taxes on income has been reported as of the beginning of the 1994 fiscal year in the consolidated statements of operations.

10.  MINORITY INTEREST

Minority interest represents the minority stockholder's investment plus its proportionate share of the income or loss of the respective subsidiary.

11.  LEASES

The Company leases several facilities and certain equipment used in connection with its manufacturing operations. Future minimum payments for capital leases and noncancellable operating leases with initial or remaining terms of one year or more are (in thousands):

                                                       Capital        Operating
Year ending July 31,                                    Leases           Leases
--------------------------------------------------------------------------------
1997                                                  $  1,870         $  3,423
1998                                                     1,839            3,024
1999                                                     1,729            2,458
2000                                                     1,666            1,737
2001                                                     1,647            1,467
Thereafter                                               1,774            8,002
--------------------------------------------------------------------------------
Total minimum lease payments                            10,525          $20,111
                                                                     -----------
Less: amount representing interest                       2,974
----------------------------------------------------------------
Present value of capital lease obligations            $  7,551
--------------------------------------------------------------------------------



Rent expense under operating leases was approximately $5,041,000, $4,613,000 and $4,984,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  RELATED PARTY
     TRANSACTIONS

The Stockholder is an owner of entities from which the Company rents certain property, plant and equipment. Rental expense for the three years ended 1996, 1995 and 1994 was approximately $964,000, $929,000 and $1,120,000, respectively.
The Company believes that such rents are not in excess of market levels. The partition plant located in Jacksonville, Florida is currently leased by Fonda from the Stockholder, and a portion of the facility is subleased to the Company.

The Stockholder has been a part owner since 1993 of MannKraft, to which the Company sold approximately $1,351,000 and $3,300,000 of material in 1996 and 1994, respectively. There were no material sales to this entity in 1995. The Company believes that the prices at which such sales were made are not below market levels. On August 5, 1996, the Company acquired 490 shares of common stock of Mannkraft Corporation from Stone Container Corporation (See Note 14).

The Company had outstanding receivables from officers and employees in the amount of $1,124,000 and $1,474,000 at July 31, 1996 and 1995, respectively, all of which are non-interest bearing. Of these amounts, $828,000 and $740,000 relate to amounts advanced on behalf of the Shareholder for premiums on life insurance policies. These receivables are classified as other assets.

An officer of the Company has been part owner since 1994 of Fibre Marketing, to which the Company sold approximately $2,024,000 and $3,400,000 of material in 1996 and 1995, respectively. The Company believes that the prices at which such sales were made are not below market levels.

13.  COMMITMENT AND
     CONTINGENCIES

Purchase Commitments

The Company has commitments to purchase paperboard inventory from four major vendors. The total commitment is for the purchase of up to 160,000 tons of inventory through December 2001. The price per ton will be based on market rates.

As discussed in Note 4, the Company has commitments to purchase one half the production of the Mill. The price per ton is based on the Output Purchase Agreement discussed in Note 4.

Additionally the Company is required to purchase 12.6% of the output of a medium mill at prices defined in an agreement among the owners of the mill. The mill's production capacity is approximately 140,000 tons annually.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Litigation

On July 19, 1996, a civil action was filed in the Superior Court of Fulton County, Georgia (the "Suit") by a former employee, individually and on behalf of D&M Partnership, a purported Georgia partnership, against Four M, Box USA Group, Inc., Four M Manufacturing Group of Georgia, Inc. and the Stockholder. The plaintiff alleges that he is entitled to an equity interest in Four M or in the alternative, $150,000,000 in compensatory damages, as well as punitive damages and attorneys' fees. The Company believes that the suit is without merit. The Company intends to defend against the suit vigorously and believes that it has adequate defenses. The Suit is in the preliminary stages and management believes that the outcome of this suit will not have a material impact on the Company's financial statements.

The Company is involved in various other legal actions and claims arising in the ordinary course of its business. Management believes that current litigation and claims will be resolved without any material effect on the Company's financial statements.

Savings and Investment Plans

The Company has two defined contribution savings and investment plans covering most of its non-union employees with at least one year of service. One plan does not provide for matching of employee contributions. Under the other plan, employee contributions up to 6% of their salary are matched at 20%. Expenses incurred under both plans amounted to approximately $195,000, $107,000 and $81,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

Pension Plans

The Company has defined contribution plans for its union employees. Contributions are made by the Company at a defined rate per hour worked. Expense incurred under these plans amounted to approximately $93,000, $67,000 and $431,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

                                            FOUR M CORPORATION AND SUBSIDIARIES
                                                                   D/B/A BOX USA

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Stock  Appreciation  Unit Plan

On September 8, 1993, the Company's Board of Directors approved a Stock Appreciation Unit Plan (the "Plan"). Pursuant to the Plan units may be granted to key employees at the discretion of the Chief Executive Officer and the non-employee directors of the Company. Units awarded under the Plan are subject to the vesting and redemption terms of the Plan. Employees may elect to redeem vested units awarded under the Plan. Units to be redeemed will be paid in cash over a period of time at an amount based on earnings and increases in book value.

14.  SUBSEQUENT EVENTS

Purchase of Fibre Marketing

Pursuant to a Limited Liability Company Agreement dated as of May 24, 1996, the Company acquired a 50% interest in Fibre Marketing Company, L.L.C. ("Fibre Marketing"). The Company made an aggregate capital contribution of $280,000 to Fibre Marketing in August, 1996.

Disposition of Flint

On August 16, 1996, the Company discontinued its operations at its Flint, Michigan facility and disposed of substantially all of the machinery and equipment, finished goods and work-in-process inventory and certain related assets utilized at such facility for a purchase price of approximately $2.6 million and a gain of approximately $480,000. The Company retained all accounts receivable, accounts payable and raw material inventory. The equipment was transferred pursuant to a like-kind exchange within the meaning of Section 1031 of the Code, as amended.

Purchase of MannKraft

On August 5, 1996, the Company acquired 490 shares of common stock of MannKraft Corporation ("MannKraft") from Stone Container. The purchase represented 49% of MannKraft's outstanding shares and was acquired by the Company for $5.5 million, which was paid on August 6, 1996, resulting in an ownership interest of 50%.
This transaction was made in compliance with the covenants contained in the Indenture. The Company's interest in MannKraft will be accounted for under the consolidation method.