Form 10-Q
period 1996-10-31
FOUR M CORP; BOX USA GROUP INC; FOUR M PAPER CORP; PAGE PACKAGING CORP; BOX USA INC; FOUR M MANUFACTURING GROUP OF GEORGIA INC
filed 1996-12-16
CIK 1018219, 1018678, 1018679, 1018681, 1018682, 1018683

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

                        Commission File Number: 333-8043

                               Four M Corporation
             (Exact name of Registrant as Specified in Its Charter)

              Maryland
  (State or Other Jurisdiction of                             52-0822639
   Incorporation or Organization)                          (I.R.S. Employer
                                                          Identification No.)
              115 Stevens Avenue
           Valhalla, New York 10595                              10595
  (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: (914) 749-3200

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----

As of December 16, 1996, the registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements (Unaudited):                                Page

     Consolidated Balance Sheets as of October 31, 1996 and
     July 31, 1996 (audited)                                                1

     Consolidated Statements of Operations for the three months ended
     October 31, 1996 and 1995                                              2

     Consolidated Statements of Cash Flows for the three months ended
     October 31, 1996 and 1995                                              3

     Notes to Consolidated Financial Statements                             4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          6


Part II - Other Information

Item 1.  Legal Proceedings                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   10

Signatures

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

                       FOUR M CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                                  October 31, 1996      July 31, 1996
                                                                                    (unaudited)           (audited)
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
         Cash and cash equivalents                                                        $       224        $       811
         Accounts receivable, less allowance for doubtful accounts of                          53,709             43,193
         $2,863 and $1,909
         Inventories                                                                           34,591             32,732
         Notes, advances and other receivables                                                  5,548              1,433
         Deferred income taxes                                                                  9,164             10,241
------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                        103,236             88,410
Property, plant and equipment, net of accumulated depreciation                                168,841            157,973
Goodwill and other intangibles, net of accumulated amortization                                 4,816                933
Other assets                                                                                   17,673             16,493
------------------------------------------------------------------------------------------------------------------------
                                                                                             $294,566           $263,809
                                                                                             ========           ========
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable and accrued liabilities                                           $  62,306           $ 48,380
         Current maturities of long-term debt                                                   3,784              2,440

------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                             66,090             50,820
Long-term debt, less current maturities                                                       202,822            187,092
Subordinated debt, less current maturities                                                      1,858                 --
Deferred income taxes                                                                           9,380             10,390
Minority interest and other liabilities                                                           569              1,145
------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                    280,719            249,447
------------------------------------------------------------------------------------------------------------------------
Stockholder's equity:
         Common stock, $.125 par value, 10,000,000 shares authorized;  7,229,770 shares issued and 6,815,867 outstanding
                                                                                                  904                904
Additional paid-in capital                                                                        717                717
Retained earnings                                                                              13,188             13,703
------------------------------------------------------------------------------------------------------------------------
                                                                                               14,809             15,324
Less treasury stock, at cost (413,903 shares)                                                     962                962
------------------------------------------------------------------------------------------------------------------------
         Total stockholder's equity                                                            13,847             14,362
------------------------------------------------------------------------------------------------------------------------
                                                                                             $294,566           $263,809
                                                                                             ========           ========
------------------------------------------------------------------------------------------------------------------------

 The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                     Three months Ended October 31,
                                                                                     ------------------------------
                                                                                    1996                   1995
------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                         $122,091               $61,255
Cost of Goods sold                                                                 106,310                52,198
------------------------------------------------------------------------------------------------------------------------
         Gross Profit                                                               15,781                 9,057
------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
         General and administrative                                                  6,534                 3,101
         Selling                                                                     4,119                 1,524
------------------------------------------------------------------------------------------------------------------------
                  Total operating expenses                                          10,653                 4,625
Income from operations                                                               5,128                 4,432
Other Income (expense):
         Interest expense                                                          (6,234)                 (995)
         Gain on sale of assets and other                                              480                   166
------------------------------------------------------------------------------------------------------------------------
         (Loss) income before (benefit) provision for income
         taxes on income                                                             (626)                 3,603
Provision (benefit) for income taxes                                                 (373)                 1,479
(Loss) income before minority interest                                               (253)                 2,124
------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                    (262)                    --
Net (loss) income                                                                    (515)                 2,124
Retained earnings, beginning of period                                              13,703                 8,590
------------------------------------------------------------------------------------------------------------------------
Retained Earnings, end of period                                                  $ 13,188              $ 10,714
                                                                                  ========              ========
------------------------------------------------------------------------------------------------------------------------

 The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------------------
                         Three months Ended October 31,
                                    1996 1995
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net (loss) Income                                                                  $ (515)                $2,124
Adjustments to Reconcile Net Income to Net Cash Provided by
(Used for) Operating Activities
         Depreciation and Amortization                                              3,208                    905
         Allowance for Doubtful Accounts                                              953                     82
         Gain on Sale/Closure of Subsidiary                                            --                   (166)
         Deferred Income Taxes                                                         67                     96
         Gain on Sale of Fixed Assets                                                (480)                  (202)
Change in Assets and Liabilities, Net of Effects of Acquisitions
and Dispositions:
         (Increase) in Accounts Receivable                                         (4,455)                (2,886)
         (Increase) Decrease in Inventories                                          (670)                   793
         (Increase) in Other Assets, Net of Liabilities                            (8,146)                  (979)
         Increase (Decrease) in Accounts Payable and Accrued
             Liabilities                                                            7,426                 (1,519)
------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (2,612)                (1,752)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
         Capital Expenditures                                                      (2,225)                  (550)
         Proceeds From Sales of Subsidiaries                                           --                    898
         Proceeds From Sales of Fixed Assets                                        2,300                    679
         Purchase of MannKraft, net of cash acquired                               (5,500)                    --
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
investing activities                                                               (5,425)                 1,027
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
         Long-Term Borrowings                                                       8,761                  1,312
         Repayments of Long-Term Debt                                              (1,311)                  (562)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           7,450                    750
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents:
         Increase (Decrease) in Cash and Cash Equivalents                            (587)                    25
         Cash and Cash Equivalents, Beginning of Period                               811                  1,226
-----------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents, End of Period                                  $  224                 $1,251
                                                                                   ======                 ======
------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow  information:
     Cash paid during the period for:
             Interest                                                              $  650                 $  945
             Income taxes, net of refunds                                          $  803                 $  239
------------------------------------------------------------------------------------------------------------------------

 The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE -1- BASIS OF PRESENTATION

         The financial statements as of October 31, 1996, and for the three months ended October 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which Four M Corporation ("Four M" or the "Company") considers necessary for a fair presentation of the operating results for that period. Results for interim periods are not necessarily indicative of results for the entire year.

NOTE - 2 - ACQUISITIONS AND DISPOSITIONS

Condensed Consolidating Financial Statements

         In connection with the Acquisition (as defined herein), in May 1996 the Company issued and sold $170.0 million aggregate principal amount of 12% Series A Senior Secured Notes due 2006 (the "Old Notes"). In September 1996, the Company registered $170.0 million aggregate principal amount of 12% Series B Senior Secured Notes due 2006 (the "New Notes", and together with the Old Notes, the "Notes"). The Company consummated an exchange offer pursuant to which the New Notes were exchanged for the Old Notes in November 1996. The Notes are guaranteed on a senior secured basis by Box USA Group, Inc., Four M Paper Corporation, Page Packaging Corporation, Box USA, Inc. and Four M Manufacturing Group of Georgia, Inc., each a direct or indirect wholly owned subsidiary of the Company (collectively, the "Guarantors"). The Notes are not guaranteed by Box USA Paper Corporation, Box USA of Florida, L.P., Florida Coast Paper Company, L.L.C. ("Florida Coast") and MannKraft Corporation ("MannKraft") (collectively, the "Non-Guarantors"). The Guarantors have fully and unconditionally guaranteed the Notes on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to holders of the Notes. The following are condensed consolidating financial statements regarding the Company's Guarantors and Non-Guarantors as of and for the three months ended October 31, 1996:

                      Condensed Consolidating Balance Sheet


                                                       Elimination
                      Guarantors        Non-Guarantors  Entries    Consolidated
                      ----------        --------------  -------    ------------
                                           (in thousands)
Current assets........     $92,004       $11,232            --       $103,236
Total assets .........     263,708        27,181         3,677        294,566

Total liabilities.....     250,405        22,618         7,696        280,719
Stockholder's equity..      13,303         4,563        (4,019)        13,847

                 Condensed Consolidating Statement of Operations

                                                            Elimination
                             Guarantors     Non-Guarantors     Entries     Consolidated
                             ----------     --------------     -------     ------------
                                                (in thousands)
Net sales ...............    $110,737         $11,354             --        $122,091
Income from operations...       3,781           1,347             --           5,128
Net (loss) income .......      (1,059)            916           (372)           (515)

--------------

                 Condensed Consolidating Statement of Cash Flows

                                                                                Elimination
                                     Guarantors          Non-Guarantors           Entries         Consolidated
                                     ----------          --------------           -------         ------------
                                                              (in thousands)
Net cash used in                      $(1,597)            $(1,015)                    --         $(2,612)
operating activities..........
Net cash used in
investing activities..........         (4,960)               (465)                    --          (5,425)
Net cash provided by
financing activities..........          5,847               1,603                     --          7,450
                                      ------------------------------------------------------------------------
(Decrease) increase in
   cash and cash
   equivalents................           (710)                123                     --           (587)
Cash and cash
   equivalents, beginning of
   period.....................            811                  --                     --            811
                                      ------------------------------------------------------------------------
Cash and cash
   equivalents, end of
   period.....................        $   101             $   123                     --         $  224
                                      ------------------------------------------------------------------------

St. Joe Container Company

         On May 30, 1996, the Company (i) acquired substantially all of the assets of St. Joe Container Company ("St. Joe Container") and (ii) Florida Coast Paper Company, L.L.C. ("Florida Coast"), a joint venture (the "Mill Joint Venture") of the Company and Stone Container Corporation ("Stone Container", together with the Company, the "Joint Venture Partners"), acquired a 50% interest in a 500,000 tons per year linerboard mill at Port St. Joe, Florida (the "St. Joe Mill") from St. Joe Forest Products Company ("St. Joe Forest"), an affiliate of St. Joe Container (the "Acquisition"). The Acquisition was accounted for using the purchase method of accounting.

         Pursuant to the Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase one-half of the St. Joe Mill's entire annual linerboard production, representing approximately one-third of the Company's total requirements, at a price that is $25 per ton below the price published in Pulp & Paper Week, under the section entitled "Price Watch: Paper and Paperboard," subject to a minimum purchase price, which price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. In November 1996, pursuant to the Output Purchase Agreement, the Company was required to pay Florida Coast an additional $3.3 million for its 50% share of the linerboard produced by the St. Joe Mill during the three-month period ended September 30, 1996. The Company provided for one half of these payments at May 30, 1996 in its purchase price allocation, and the remainder was provided for in the three month period ended October 31, 1996 as an increase in cost of goods sold.

Fibre Marketing

         Pursuant to a Limited Liability Agreement, dated as of May 24, 1996, the Company acquired a 50% interest in Fibre Marketing, L.L.C. ("Fibre Marketing"). The Company made a capital contribution of $280,000 to Fibre Marketing in August 1996.

MannKraft Corporation

         On August 5, 1996, the Company acquired 490 shares of common stock of MannKraft Corporation ("MannKraft") from Stone Container (the "MannKraft Acquisition"). The purchase represented 49% of MannKraft's outstanding shares, increasing the Company's ownership interest to 50%. The Company's interest in MannKraft was accounted for under the consolidation method.

Disposition of Flint, Michigan Facility

         On August 16, 1996, Box USA Group, Inc. ("Box USA"), a wholly-owned subsidiary of the Company, discontinued operations at its Flint, Michigan facility and disposed of substantially all of the machinery and equipment for approximately $2.3 million and finished goods and work-in-progress inventory and certain related assets utilized at such facility for approximately $0.3 million. Box USA retained all accounts receivable, accounts payable and raw materials inventory. The machinery and equipment were transferred pursuant to a like-kind exchange within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended.

NOTE - 3 - INVENTORY

         Inventory consists of the following (in thousands):


                                         October 31, 1996      July 31, 1996
                                         ----------------      -------------
Raw Materials                                    $25,879           $ 25,410
Work-in-process                                    2,082              1,563
Finished goods                                     6,630              5,759
                                                 -------           --------
                                                 $34,591            $32,732


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this report.

         The Company manufactures corrugated paper, rolled paper and other paper products such as cartons and displays. The markets for corrugated packing materials produced by the Company are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact the Company's profitability. The ability of the Company to sustain profitability during cyclical fluctuations in corrugating packaging material markets is dependent upon the Company's ability to maintain value-added margins (net sales less the cost of raw materials). For corrugated packaging material manufacturers, raw materials typically represent approximately 70.0% of the total cost of goods sold. The ability of the Company to maintain value-added margins is a function of the speed with which the Company can pass on raw material cost increases to its customers. The Company has been able to sustain consistent value-added margins on a unit basis. In addition, the Company also believes it has been able to mitigate raw material price increases at its converting facilities by entering into several long-term supply contracts.

         In addition to maintaining value-added margins, the Company has focused on controlling costs through maximum utilization of available production capacity, the development and implementation of financial controls and management systems and minimization of waste. Direct costs of production at the Company's converting facilities have declined on a per unit basis from 1992 through the present.

         On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container Company ("St. Joe Container"), which primarily consisted of 16 converting facilities and related working capital and (ii) through the Mill Joint Venture with Stone Container, a 50% interest in the St. Joe Mill from St. Joe Forest, an affiliate of St. Joe Container. The Mill Joint Venture acquired the St. Joe Mill for its strategic location and to fulfill a portion of the linerboard requirements of the corrugated container facilities of the Mill Joint Venture Partners, each of which has committed to purchase one-half of the St. Joe Mill's output. The St. Joe Mill has two paper machines which together are capable of producing approximately 500,000 tons of linerboard annually in a variety of grades and basis weights. Since 1990, approximately $156.6 million has been spent for the maintenance and modernization of the St. Joe Mill's plant, equipment and machinery and for environmental compliance. The St. Joe Mill's production presently is approximately one-third mottled white linerboard, a premium priced product, and two- thirds unbleached kraft linerboard. The St. Joe Mill's operations will be managed principally by personnel designated by Stone Container.

Results of Operations

         The following table sets forth certain consolidated statement of operations data and such data as a percentage of net sales for the periods indicated:



                         Three Months Ended October 31,
                                    1996 1995

                                                           Percent of          Percent of
                                                 Amount     Net Sales  Amount  Net Sales
                                                 ------     ---------  ------  ---------
Net Sales .................................       122.1     100.0%     61.2    100.0%
Cost of goods sold ........................       106.3      87.1      52.2     85.2
Gross profit ..............................        15.8      12.9       9.0     14.8
Selling, general and
  administrative expenses .................        10.7       8.7       4.6      7.6
Income from operations ....................         5.1       4.2       4.4      7.2
Interest expense ..........................        (6.2)     (5.0)     (1.0)    (1.6)
Gain on sale of assets & other ............         0.5       0.4       0.1      0.1
(Loss) Income before (benefit) provision
    for income taxes and  minority interest        (0.6)     (0.5)      3.6      6.1
Provision (benefit) for income taxes ......        (0.4)     (0.3)      0.4      2.0
(Loss) income before minority interest            $(0.2)     (0.2)%     3.2      4.1%
                                                  =====      ====       ===      ===

Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995

         The Company's net sales increased $60.9 million, or 99.2%, to $122.1 million in the three months ended October 31, 1996 compared to $61.2 million in the three months ended October 31, 1995. Net sales for the Company's converting facilities increased $64.3 million, or 119.1% to $118.3 million for the three months ended October 31, 1996 compared to $54.0 million for the three months ended October 31, 1995 primarily as a result of the Acquisition and the MannKraft Acquisition, which increased sales by $68.1 million and $11.4 million, respectively, and which was partially offsest by the closure in August 1996 of the Flint, Michigan facility and the effect of the sale in August 1995 of the Company's 67% interest in Timberline Packaging, Inc. Net sales at the Company's mill at Ft. Madison, Iowa (the "Ft. Madison Mill") decreased $3.4 million, or 47.2%, to $3.8 million in the three months ended October 31, 1996 compared to $7.2 million for the three months ended October 31, 1995 primarily due to a decrease in price per ton of corrugating medium to $254.35 for the three months ended October 31, 1996 from $458.28 for the three months ended October 31, 1995.

         The Company's cost of goods sold as a percentage of net sales increased to 87.1% for the three months ended October 31, 1996 from 85.2% for the three months ended October 31, 1995, primarily as a result of a shift in product mix and the impact of payments made to Florida Coast pursuant to the Output Purchase Agreement. Cost of goods sold as a percentage of net sales at the Company's converting facilities decreased to

86.5% for the three months ended October 31, 1996 compared to 90.1% for the three months ended October 31, 1995. Cost of goods sold at the Ft. Madison Mill increased as a percentage of net sales to 105.3% for the three months ended October 31, 1996 from 48.9% for the three months ended October 31, 1995 primarily due to a decrease in price per ton of corrugating medium to $254.35 for the three months ended October 31, 1996 from $458.28 for the three months ended October 31, 1995. Raw materials, freight and labor costs and the other components of cost of goods sold remained constant for both of these periods.

         Gross profit increased $6.7 million, or 74.2%, to $15.8 million for the three months ended October 31, 1996 compared to $9.0 million for the three months ended October 31, 1995. Gross profit as a percentage of net sales for the Company's converting operations increased to 13.5% for the three months ended October 31, 1996 compared to 10.0% for the three months ended October 31, 1995. Gross profit as a percentage of net sales for the Ft. Madison Mill decreased to (5.3)% for the three months ended October 31, 1996 from 51.1% for the three months ended October 31, 1995.

         Selling, general and administrative expenses increased $6.1 million, or 130.9%, to $10.7 million for the three months ended October 31, 1996 compared to $4.6 million for the three months ended October 31, 1995. This increase is primarily attributable to the Acquisition and the MannKraft Acquisition. Selling, general and administrative expenses as a percentage of net sales increased to 8.7% for the three months ended October 31, 1996 compared to 7.6% for the three months ended October 31, 1995.

         Operating income increased $0.7 million, or 11.5%, to $5.1 million for the three months ended October 31, 1996 compared to $4.4 million for the three months ended October 31, 1995.

         Interest expense increased $5.2 million, or 520%, to $6.2 million for the three months ended October 31, 1996 compared to $1.0 million for the three month period ended October 31, 1995 as a result of the issuance and sale of the Notes.

Liquidity and Capital Resources

         Historically, the Company has relied on cash flows from operations and bank borrowings to finance its working capital requirements and capital expenditures.

         Net cash used in operating activities for the three months ended October 31, 1996 was $2.6 million compared to net cash used in operating activities of $1.8 million for the three months ended October 31, 1995. Cash used in operating activities for the three months ended October 31, 1996 was driven by a net loss of $0.5 million for the period and a $5.1 million increase in the level of accounts receivable and inventory which was offset by a $7.4 million increase in accounts payable and accrued liabilities.

         Net cash used in investing activities was $5.4 million for the three months ended October 31, 1996 compared to net cash provided by investing activities of $1.0 million for the three months ended October 31, 1995. This increase was primarily the result of increased capital expenditures and the MannKraft Acquisition which was partially offset by the sale of fixed assets located at the Flint, Michigan facility.

         Net cash provided by financing activities was $7.5 million for the three months ended October 31, 1996 compared to $0.8 million for the three months ended October 31, 1995. The increase was primarily a result of the Acquisition and the MannKraft Acquisition. .

         Capital expenditures for the three months ended October 31, 1996 were $2.2 million as compared to $0.6 million for the three months ended October 31, 1995. This increase was primarily due to maintenance capital expenditures at the converting facilities acquired by the Company in the Acquisition.

         On May 30, 1996, the Company established a Credit Facility which will mature in 2001. The Credit Facility provides total borrowing of up to $80.0 million on a revolving basis, subject to borrowing base limitations, to finance the Company's working capital needs. Unused borrowing base availability must be at least $5.0 million. On December 13, 1996, the Company had unused borrowing capacity of approximately $9.4 million under the Credit Facility. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of the Company's capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities, (vi) capital expenditures, (vii) granting or incurrence of liens to secure other indebtedness, (viii) prepayment or modification of the terms of subordinated indebtedness and (ix) transactions with affiliates. In addition, the Credit Facility requires that the Company maintain certain specified financial covenants, including, without limitation, a minimum tangible net worth, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. In addition, the Company will provide, if needed, the Mill Joint Venture with up to $10.0 million of subordinated indebtedness on a revolving credit basis. At December 2, 1996 the Mill Joint Venture drew down on the Subordinated Credit Facility in the amount of $2.0 million ($1.0 million of which was funded by the Company and $1.0 million of which was funded by Stone Container) to supplement its cash flow in order to meet its 1996 debt service requirements.

         In November 1996, pursuant to the Output Purchase Agreement, the Company was required to pay Florida Coast Paper an additional $3.3 for its 50% share of the linerboard produced by the St. Joe Mill during the three-month period ended September 30, 1996.

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

Part II - Other Information

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibits 2.1 through 10.6 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043).

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FOUR M CORPORATION

                             /s/ Timothy D. McMillin
                             -----------------------
                             Timothy D. McMillin
                             Senior Vice President and Chief Financial Officer Date:December 16, 1996

                             BOX USA GROUP, INC.

                             By: /s/ Timothy D. McMillin
                                -----------------------
                             Timothy D. McMillin
                             Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                             Date:  December 16, 1996

                             PAGE PACKAGING CORPORATION

                             By: /s/ Timothy D. McMillin
                                -----------------------
                             Timothy D. McMillin
                             Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                             Date:  December 16, 1996

                             BOX USA, INC.

                             By: /s/ Timothy D. McMillin
                                -----------------------
                             Timothy D. McMillin
                             Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                             Date:  December 16, 1996

                             FOUR M MANUFACTURING GROUP OF GEORGIA,
                             INC.

                             By: /s/ Timothy D. McMillin
                                 -----------------------
                             Timothy D. McMillin
                             Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                             Date:  December 16, 1996