Form 10-K
period 1996-12-31
FOUR M CORP; BOX USA GROUP INC; FOUR M PAPER CORP; PAGE PACKAGING CORP; BOX USA INC; FOUR M MANUFACTURING GROUP OF GEORGIA INC
filed 1997-04-01
CIK 1018219, 1018678, 1018679, 1018681, 1018682, 1018683

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

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 1996 to December 31, 1996

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

Securities registered pursuant to Section 12(g) of the Act:  None
                                                                  -----------

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

     As of March 31, 1997, there were no shares of voting stock of the registrant held by non-affiliates.

     As of March 31, 1997, registrant had 6,815,867 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part 1, Item 8:

         The Financial Statements for the period from May 30, 1996 to December 1, 1996, together with the Independent Auditors' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996 and the two years ended December 31, 1995 and 1994 together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Annual Report on Form 10-K for Florida Coast.

                               FOUR M CORPORATION
                         TRANSITION REPORT ON FORM 10-K
                                TABLE OF CONTENTS



                                     PART I

Item 1.  Business......................................................................................1

Item 2.  Properties....................................................................................9

Item 3.  Legal Proceedings............................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..........................................10


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........................11

Item 6.  Selected Financial Data......................................................................11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........13

Item 8.  Financial Statements and Supplementary Data..................................................19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........19


                                    PART III


Item 10. Directors and Executive Officers of the Registrant...........................................20

Item 11. Executive Compensation.......................................................................22

Item 12. Security Ownership of Certain Beneficial Owners and Management...............................23

Item 13. Certain Relationships and Related Party Transactions.........................................23


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................24

Signatures

                                     PART I

Item 1.  BUSINESS

General

         Four M Corporation (the "Company" or "Four M"), which operates under the trade name Box USA, believes that it is one of the largest independent full-service converters of corrugated packaging materials in North America. The Company, through its subsidiaries, operates 28 strategically located converting facilities, which sold 4.6 billion square feet of finished corrugated containers, partitions and sheets during the fiscal year ended July 31, 1996 ("Fiscal 1996") and during the five month period from August 1, 1996 to December 31, 1996 (the "1996 Transition Period"). The Company has developed and maintains long-standing customer relationships with leading consumer products and packaging companies including Avon, Clorox, Anchor Glass, Owens Illinois and Procter & Gamble. The Company also owns a paper mill at Ft. Madison, Iowa (the "Ft. Madison Mill") which produced 77,726 tons of corrugating medium during Fiscal 1996 and 31,699 tons of corrugating medium during the 1996 Transition Period, most of which was sold to third parties during such periods. See "Recent Developments."

         On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container Company ("St. Joe Container"), which primarily consisted of 16 converting facilities and related working capital and (ii) through Florida Coast Paper Company, L.L.C. ("Florida Coast"), a joint venture (the "Mill Joint Venture") with Stone Container Corporation ("Stone Container"), a 50% interest in a 500,000 tons per year linerboard mill (the "St. Joe Mill") from St. Joe Forest Products Company ("St. Joe Forest"), an affiliate of St. Joe Container (collectively, the "Acquisition"). The Acquisition more than doubled the size of the Company to 28 converting facilities. The facilities of the Company and St. Joe Container utilize similar manufacturing equipment and production processes and operate with minimal geographic redundancy and no material customer overlap. Accordingly, the Company believes that the Acquisition creates opportunities to pursue continued growth in its business, utilize its purchasing power to achieve reductions in raw material costs, improve productivity and reduce operating expenses. In the 1996 Transition
Period, the Company had net sales of $196.8 million, net loss of $2.2 million and EBITDA of $11.8 million.

         The Company was founded in 1966 as a manufacturer of corrugated partitions. From a single partition plant, the Company expanded initially through internal growth and later through 11 separate acquisitions involving 17 manufacturing facilities prior to the date of the Acquisition. The Company has historically targeted distressed properties and undermanaged assets to which the Company could significantly improve profitability. These strategic acquisitions have allowed the Company to (i) supply its partition plants with lower-cost corrugated sheets for conversion into interior packaging components, (ii) capture a portion of its partition customers' corrugated container business and
(iii) diversify its customer base to include a broader variety of users of corrugated packaging materials. The Company's ability to target and successfully integrate acquisitions is reflected in an increase in average revenue per plant from $9.0 million in 1991 to $18.2 million in Fiscal 1996 while average annual production per plant has grown from 201.7 million square feet to 342.6 million square feet over the same period. During the 1996 Transition Period, the average revenue per plant was $16.3 million, and average production per plant was 397.6 million square feet.

         The Company has entered into a letter of intent to (i) acquire a 50% interest in a sheet plant and (ii) enter into a requirements and services agreement for total investment of $2.25 million

         The Company's strategy is to enhance its position as one of the largest independent full-service converters of corrugated packaging materials in North America. Fundamental elements of the Company's strategy include:

          o    providing a full line of high-quality products

          o    capitalizing   on  the   Company's   significant   raw  materials
               purchasing power

          o    implementing   cost-reduction    manufacturing   techniques   and
               operating efficiency programs

          o responding quickly to customer needs and offering high levels of customer service

          o expanding the Company's penetration of national accounts and increasing the Company's share of existing customers' business

         One of the Company's competitive advantages is its long-term relationships with many customers, some of which have been maintained for over 25 years. A second feature which distinguishes the Company from its competitors is the significant relationships it has established with its containerboard suppliers. The Company believes that it is the largest customer of its four primary raw material suppliers. As one of the largest purchasers of linerboard and corrugating medium in the industry, the Company believes that it has been able to purchase raw materials from its outside suppliers at prices below those reported in Pulp & Paper Week, an industry trade publication.

         Four M has no assets or independent business operations other than its ownership interest in its subsidiaries.

Recent Developments

         The markets for corrugated packaging materials produced by the Company are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact the Company's profitability. The ability of the Company to sustain profitability during cyclical fluctuations in corrugating packaging material markets is dependent upon the Company's ability to maintain value-added margins (net sales less the cost of raw materials). For corrugating packaging material manufacturers, raw materials typically represent approximately 70% of the total of cost of goods sold. The ability of the Company to maintain value-added margins is a function of the speed with which the Company can pass along raw material cost increases to its customers or conversely, absorb reductions in raw materials prices. Historically, the Company has been able to sustain consistent value-added margins on a unit basis.

         Although lower prices have affected the Company's ability to maintain value-added margins, the Company has experienced growth in volume. Thus, the Company believes that it is well positioned to benefit from any increase in prices for its products.

         The Company is experiencing a decline in prices for its products as a result of increased capacity in the industry and decreased demand for such products. This decline in demand and prices has had a negative impact on the financial results of the Company during the 1996 Transition Period. The Company has decided to shut down the Ft. Madison Mill on March 31, 1997 for an indefinite period of time. Operations at the Ft. Madison Mill will resume when market conditions warrant a resumption of production.

         In addition, Florida Coast is also experiencing a decline in prices for its products as a result of increased capacity in the industry and decreased demand for such products. As a result, Florida Coast has decided to shut down the St. Joe Mill on April 1, 1997 for an indefinite period of time until market conditions warrant a resumption of production. Pursuant to the Output Purchase Agreement, the Company is required to reimburse the St. Joe Mill for one-half of its fixed costs during the shut-down, including its debt service costs of approximately $1,763,000 per month.

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

         The Company believes that the Acquisition, by expanding the Company's geographic coverage, will particularly benefit its national account sales program by enabling it to serve national accounts from St. Joe Container facilities in markets not previously covered by the Company. National accounts comprised approximately 20% of net sales for the Company in Fiscal 1996 and 18.0% in the 1996 Transition Period. In addition, the Company strives to operate its corrugator plants for three shifts per day, five days per week rather than the two shifts per day, five days per week operation of the St. Joe Container facilities in order to increase aggregate production at these facilities. The Company intends to utilize available capacity to increase production of corrugated sheets to supply sheet plants owned by third parties in the vicinity of the St. Joe Container facilities.

         The Company has focused on maximum utilization of available production capacity, minimization of waste and the development and implementation of financial controls and management systems. In addition, the Company believes it can eliminate certain duplicative functions and achieve efficiencies in manufacturing, administration and sales and marketing. Furthermore, the Company believes that it can reduce manufacturing costs by reducing waste at the St. Joe Container facilities.

Operations

         The Company operates three types of converting facilities: (i) corrugator plants which convert linerboard and corrugating medium into corrugated sheets and then convert the sheets into corrugated containers, (ii) sheet or specialty container plants which receive corrugated sheets from the Company's corrugator plants or external suppliers and then manufacture corrugated containers and displays and (iii) partition plants which receive corrugated sheets from the Company's corrugator plants or external suppliers and make corrugated interior packaging components. The Company also owns the Ft. Madison Mill, a paper mill which produces corrugating medium primarily for sale to third parties, and a 50% interest in the St. Joe Mill, which produces linerboard for sale to the Company and Stone Container. Both mills have been shut down for an indefinite period of time. See "Recent Developments."

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

         During Fiscal 1996 and the 1996 Transition Period, the Company's corrugator plants produced approximately 5.2 billion and 4.9 billion square feet of corrugated sheets, respectively. The Company supplied approximately 85.7% of its own corrugated sheet requirements in Fiscal 1996 and purchased the remaining 14.3% in the marketplace from third parties, while in the 1996 Transition Period, the Company supplied approximately 86.0% of its own corrugated sheet requirements and the remaining 14.0% was purchased from other suppliers.

         The Company's corrugators convert mottled white linerboard, unbleached kraft linerboard and corrugating medium into corrugated sheets and containers. Mottled white containers are generally sold at a premium over kraft containers; however, the premium tends to cover the higher cost of mottled white linerboard without increasing operating margins at the container facilities. Approximately 89.9% of the corrugated materials produced in these facilities in Fiscal 1996 required unbleached kraft linerboard and the remaining 10.1% required mottled white linerboard. During the 1996 Transition Period, the Company's corrugators used unbleached kraft linerboard for approximately 92.9% of the corrugated materials produced by such plants and white mottled linerboard for the remaining 7.1%.

Sheet Plants

         The Company's sheet plants convert corrugated sheets into specialty containers and point-of-sale displays. The Company operates one sheet plant in Ohio, one in Alabama, two in California and one in Florida. During Fiscal 1996, the Company's sheet plants produced approximately 543.2 million square feet of corrugated containers, accounting for approximately 16.4% of the Company's net sales. These plants produced approximately 295.4 million square feet of corrugated containers and accounted for approximately 9.9% of the Company's net sales in the 1996 Transition Period. The Alabama facility, which was acquired by the Company in the Acquisition, shipped approximately 68.1 million square feet of corrugated containers in Fiscal 1996 and 31.4 million square feet in the 1996 Transition Period.

         The Company's sheet plants typically operate on a two shifts per day, five days per week schedule. The Company operates the sheet plants for smaller production runs and specialized containers. The customers for these plants are primarily local and regional accounts. By serving different market segments, sheet plants allow the Company to operate in trading areas which overlap those of the corrugator plants without competing with the larger, integrated facilities.

Partition Plants

         The Company believes that it is the largest producer of corrugated interior packaging components in the United States. The Company operates four free-standing partition plants in the Midwest and Southeast and supplies interior packaging components to major food, household products, and glass and plastic container producers. The Company also has partition manufacturing capability at two of its sheet plants. The Company maintains a leading position in the partition segment of the corrugated market by supplying national account, high-volume users such as Clorox, Anchor Glass and Owens Illinois. Output at the partition plants totaled approximately 402.4 million square feet in Fiscal 1996 and approximately 128.8 million square feet in the 1996 Transition Period.

Ft. Madison Mill

         The Company's paper mill in Ft. Madison, Iowa was acquired out of bankruptcy in January 1994. In 1993, the Ft. Madison Mill had a capacity of approximately 70,000 tons per year or 200 tons per day of corrugating medium. Actual production for 1993 was approximately 165 tons per day. Following the acquisition of the Ft. Madison Mill, the Company improved production by providing management leadership, supplying necessary working capital and initiating significant repairs. By the first quarter of 1995, the Ft. Madison Mill began to achieve record daily production levels, thereby lowering unit operating costs and increasing sales. In Fiscal 1996, the Ft. Madison Mill produced approximately 77,726 tons, and in the 1996 Transition Period, it produced approximately 31,699 tons.

         The Ft. Madison Mill is currently capable of producing up to 80,000 tons per year of corrugating medium. The Ft. Madison Mill sells its output primarily to smaller, independent corrugated container manufacturers in the Midwest. In Fiscal 1996, the Ft. Madison Mill generated net sales of $21.9 million through sales of 59,035 tons of corrugating medium to third parties. In addition, the Ft. Madison Mill supplied 18,350 tons of corrugating medium for processing at the Company's corrugator plants. The Ft. Madison Mill sold approximately 23,285 tons of corrugating medium to third parties and provided approximately 8,414 tons of corrugating medium to the Company's corrugator plants in the 1996 Transition Period.

         The Ft. Madison Mill has the capability to process both wood fiber and recycled fiber. Recycled fiber utilized at the Ft. Madison Mill consists of double-lined kraft clippings. This flexibility in raw materials processing has enabled the Company to reduce the impact of fluctuations in raw material prices. Recycled fibers represented approximately 39% of the raw materials used by the Ft. Madison Mill in Fiscal 1996 and in the 1996 Transition Period. The Company benefited from lower recycled fiber costs during the 1996 Transition Period. The price of recycled fiber paid by the Ft. Madison Mill has declined from an average of approximately $205 per ton in August 1995 to an average of approximately $99 per ton as of December 31, 1996.

         During the 1996 Transition period, the Company experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. The Company will shut down the Ft. Madison Mill as of March 31, 1997 for an indefinite period of time. Operations at the Ft. Madison Mill will resume when market conditions warrant a resumption of production. The Company will satisfy its current obligations to third parties for corrugating medium from other sources. The Company estimates that its fixed costs for the Ft. Madison Mill during the shut-down will be approximately $115,000 per month.

St. Joe Mill

         On May 30, 1996, Florida Coast, a joint venture of the Company and Stone Container (the "Joint Venture Partners"), acquired the St. Joe Mill for its strategic location and to fulfill a portion of the linerboard requirements of the corrugated container facilities of the Joint Venture Partners. The St. Joe Mill has two paper machines which are capable of producing an aggregate of approximately 500,000 tons of linerboard annually in a variety of grades and basis weights. Since 1990, approximately $148.0 million has been spent for the maintenance and modernization of the St. Joe Mill's plant, equipment and machinery and for environmental compliance. The St. Joe Mill's production presently is approximately 28% mottled white linerboard, a premium priced product, and 72% unbleached kraft linerboard.

         Under the Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase one-half of the St. Joe Mill's entire annual linerboard production, representing approximately one-third of the Company's total requirements, at a price that is $25 per ton below the price published in Pulp & Paper Week, under the section entitled "Price Watch: Paper and Paperboard," subject to a minimum purchase price, which price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. Management determined that it was probable that the Company would be required to pay additional amounts above market price for linerboard pursuant to the Output Purchase Agreement and established a reserve (the "Reserve") in the amount of $11.0 million for such purchases. The Reserve was subsequently increased to $20.2 million and was $17.9 million at December 31, 1996. The Company was required to pay Florida Coast an additional $4.0 million for its 50% share of the linerboard produced by the St. Joe Mill during 1996 Transition Period. The Company recorded a loss on joint venture contract of $1.7 million and utilized $2.3 of the Reserve during the 1996 Transition Period.

         Florida Coast has experienced a decline in prices for linerboard as a result of increased capacity in the industry and decreased demand for such products. Florida Coast has decided to shut down the St. Joe Mill as of April 1, 1997 for an indefinite period of time. Pursuant to the Output Purchase Agreement, the Company is required to reimburse the St. Joe Mill for one-half of its fixed costs during the shut-down, including its debt service costs of approximately $1,763,000 per month. The Company believes, in light of current market conditions, that it can purchase linerboard from third parties during this shut-down and meet its financial obligations to the St. Joe Mill.

Fibre Marketing Group

         In Fiscal 1996, the Company acquired a 50% interest in Fibre Marketing Group, LLC ("Fibre Marketing"), which procures and markets waste paper. Fibre Marketing acts as a broker for the sale and transportation of waste material from companies which generate waste, such as printers, paper converters and recycling processors, to paper mills. Fibre Marketing currently provides brokerage services to all of the Company's converting facilities. Fibre Marketing also owns and operates Fibre Processing Corporation, a waste paper processing company located in Edgemere, Maryland, which services sources of recyclable waste paper which are too small to utilize brokerage services.

MannKraft Corporation

         In the 1996 Transition Period the Company acquired an additional 49% of the outstanding shares of common stock of MannKraft Corporation (the "MannKraft Acquisition") from Stone Container, increasing its ownership interest to 50%. MannKraft is a manufacturer of corrugated paper products, such as cartons and displays, which it sells primarily in New Jersey, southern New York, southeastern Connecticut and eastern Pennsylvania.

Box USA of Florida, L.P.

         In the 1996 Transition Period, Four M Manufacturing Group of Georgia, Inc. acquired a 51% interest in Box USA of Florida, L.P. ("Florida L.P."). Florida L.P. operates a sheet plant in Jacksonville, Florida.

Sales, Marketing and Customers

Sales and Marketing

         The Company's products are primarily sold on a direct basis and, to a lesser degree, through the use of brokers. Currently, the Company generates approximately 90% of its business through direct sales and approximately 10% through brokers. The Company seeks to be a leader in customer service for the markets it serves by capitalizing on its marketing experience, technical expertise and manufacturing flexibility. The Company's corrugated packaging materials are typically manufactured to customer order. The Company believes that the strong integration between manufacturing, marketing and sales provides it with a competitive advantage by allowing it to respond favorably and quickly to changing customer demands. The Company prides itself on its sales oriented culture and its long-standing relationships with customers. The Company's senior executive officers personally handle a number of the larger accounts.

         Each of the Company's sales representatives receives training in product specifications and manufacturing techniques in order to satisfy customer requirements and maintain existing national and local account relationships. The Company emphasizes achieving sales efficiency by preserving existing relationships, having a thorough knowledge of customer requirements and being flexible and responsive to changing customer needs. The Company has focused on capturing market share by targeting a diverse customer base and offering a full product line within a given geographical area. The Company believes that the Acquisition has provided access to markets previously outside the Company's geographic service areas, as well as allowed it to expand relationships with existing customers which have packaging requirements within geographic areas serviced by the St. Joe Container facilities.

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

Customers

         In Fiscal 1996 and the 1996 Transition Period, the Company's largest customer accounted for approximately 7.1% and 2.5% of net sales, respectively. The top 10 customers accounted for approximately 21.8% and 12.7% of net sales during such periods. The Company typically has one-year, and in some cases multi-year, contracts with its national accounts. These contracts have provisions which provide for price adjustments based on changes in the Company's raw material prices. Sales to national accounts accounted for approximately 20.0% of net sales in Fiscal 1996 and 18.0% of net sales in the 1996 Transition Period.

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

Raw Materials

         The Company's primary raw materials are linerboard and corrugating medium. Historically, over two-thirds of the Company's raw materials have been provided by Stone Container, Inland Container Corporation and Tenneco Packaging Inc. pursuant to long-term supply contracts. The Company has recently negotiated renewals of these contracts; two of them expire in March and July 2000, and the third contract expires in December 2002. The Company has also entered into an additional long-term supply contract with Georgia-Pacific Corporation which expires in January 2001. The contracts specify certain monthly and annual discounts to negotiated market prices, which are based on volumes purchased. The Company believes that alternate sources of raw materials are available.

         In Fiscal 1996, St. Joe Container bought a substantial amount of its linerboard from the St. Joe Mill. Under the Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase one-half of the St. Joe Mill's entire annual linerboard production, representing approximately one-third of the Company's total requirements, at a price that is $25 per ton below the price published in Pulp & Paper Week, under the section entitled "Price Watch: Paper and Paperboard," subject to a minimum purchase price, which price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures. Pursuant to this minimum price provision, the Company was required to pay Florida Coast an additional $4.0 million for its share of the linerboard produced by the St. Joe Mill during the six-month period ended December 31, 1996. Florida Coast has experienced a decline in prices for linerboard as a result of increased capacity in the industry and decreased demand for such products. Florida Coast has decided to shut down the St. Joe Mill as of April 1, 1997 for an indefinite period of time. In light of current market conditions, the Company believes that it can purchase linerboard from third parties during the period the St. Joe Mill is shut down.

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

         Pursuant to the Acquisition Agreement, St. Joe Container has completed, at its sole cost, remedial actions required for a former land application area at the container facility located in Laurens, South Carolina and remedial actions associated with two underground storage tanks at the container facility located in Chicago, Illinois. St. Joe Container has also agreed to reimburse the Company for up to $1.4 million of expenses incurred by the Company after the Closing Date to undertake certain identified environmental projects at several of the acquired container facilities. To date, the Company has spent approximately $100,000 in connection with these projects and expects that it will be reimbursed for these amounts from St. Joe Container.

         The  indemnification   provisions  in  the  Acquisition  Agreement  are
generally intended to be the exclusive remedies of the parties with respect to such agreements.

Personnel

         As of December 31, 1996, the Company had 2,439 employees, of whom 1,769 were hourly employees and 670 were salaried employees. Of such employees, 559 were engaged in management and administrative functions, 111 were engaged in sales and marketing and 1,769 were engaged in manufacturing. One thousand three hundred and sixty-seven hourly employees at 20 Company facilities are members of unions under 21 separate contracts. One of these contracts is currently being renegotiated, one expires in 1997, ten expire in 1998, seven expire in 1999, one expires in 2000 and one expires in 2001. Management believes that its employee relations are good.

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

                       Approximate                             Leased
Location               Square Footage           Type           or Owned
--------               --------------           ----           --------

Birmingham, AL (1)       167,000             Corrugator          Owned
Compton, CA              135,000             Corrugator          Leased
Port St. Joe, FL (1)(2)  142,000             Corrugator          Leased
Lake Wales, FL (1)       275,000             Corrugator          Owned
Stockbridge, GA (3)      160,000             Corrugator          Leased
Chicago, IL (1)          185,000             Corrugator          Owned
Hartford City, IN (1)    277,150             Corrugator          Owned
Louisville, KY (1)       240,000             Corrugator          Owned
Baltimore, MD (1)        220,000             Corrugator          Owned
Newark, NJ               180,000             Corrugator          Owned
Charlotte, NC (1)        170,000             Corrugator          Owned
Newark, OH               107,000             Corrugator          Owned
Eighty Four, PA          133,000             Corrugator          Owned
Pittsburgh, PA (1)       225,000             Corrugator          Owned
Laurens, SC (1)          180,000             Corrugator          Owned
Memphis, TN (1)          216,000             Corrugator          Owned
Dallas, TX (1)           187,000             Corrugator          Owned
Houston, TX (1)          157,000             Corrugator          Owned
Chesapeake, VA (1)       148,000             Corrugator          Owned
Dothan, AL (1)            31,000             Sheet               Owned
Montebello, CA (6)        90,000             Sheet (4)           Leased
San Leandro, CA          110,000             Sheet (4)           Leased
Jacksonville, FL          72,700             Sheet               Leased
Byesville, OH             60,000             Sheet               Owned
Jacksonville, FL (3)      69,000             Partition           Leased
Litchfield, IL            42,000             Partition           Leased
Portland, IN (3)          40,500             Partition           Leased
Bethesda, OH (3)          44,100             Partition           Leased
Ft. Madison, IA(6)       138,570             Mill                Owned
Valhalla, NY              16,000             Executive Offices   Leased
New York City, NY          3,500             Executive Offices   Leased
College Park, GA (1)(7)  167,000             Corrugator          Owned
Vernon, CA (5)           200,000             Sheet               Owned
North Brunswick NJ (6)   107,220             Sheet               Owned

-----------
(1)  Properties acquired in the Acquisition.
(2) Property net leased from the Mill Joint Venture for a nominal rental payment.
(3) Properties owned, directly or indirectly, by Dennis Mehiel. See "Certain Relationships and Related Party Transactions."
(4)  Sheet plants which have the capability to produce partitions.
(5) Acquired on June 4, 1996 by Box USA Group, Inc., a wholly-owned subsidiary of the Company for approximately $4.5 million. The Company has spent approximately $1.2 million for capital expenditures on this plant. Full operations are expected to commence during fiscal 1997.
(6)  Inactive facilities.
(7) Machinery and equipment sold in January 1997. The plant was net leased to the purchaser

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the five month period covered by this report, no matter was submitted to a vote of security holders of the Company.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's Common Stock. Dennis Mehiel, the Chairman of the Board of Directors and the Chief Executive Officer of the Company, is the sole shareholder of the Company's outstanding Common Stock.

Item 6.  SELECTED FINANCIAL DATA

         The following historical data have been derived from consolidated financial statements of the Company. The data as of and for the five months ended December 31, 1996 and the fiscal years ended July 31, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company audited by BDO Seidman, LLP, independent certified public accountants, whose report thereon is included elsewhere in this report. The data as of and for the fiscal years ended July 31, 1993 and 1992 are derived from the Company's consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report is not included herein. The data as of and for the five months ended December 31, 1995 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for that period. The following data should be read in conjunction with the Company's consolidated financial statements, and related notes, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.


                                               Five Months Ended
                                                 December 31,                                     Fiscal Year Ended July 31,
------------------------------------------------------------------------------------------------------------------------------------
                                               1996        1995        1996         1995           1994         1993         1992
                                               ----        ----        -----        ----           -----        -----        -----
                                                                             (In thousands)
Statement of Operation Data:
Net sales ..............................    $ 196,787    $ 95,614   $ 257,817    $ 271,994     $ 228,563     $ 214,936    $ 203,179
Cost of goods sold .....................      171,304      81,119     222,105      232,154       205,025       192,208      178,189
                                            ---------    --------   ---------    ---------     ---------     ---------    ---------
Gross profit ...........................       25,483      14,495      35,712       39,840        23,538        22,728       24,990
Selling, general and administrative
expenses ...............................       17,707       6,320      19,217       19,703        22,018        21,813       23,663
                                            ---------    --------   ---------    ---------     ---------     ---------    ---------
Income from operations .................        7,776       8,175      16,495       20,137         1,520           915        1,327
Loss on joint venture contract .........        1,668          --          --           --            --            --           --
Other income ...........................          425           2          --        1,927           126         3,651        5,917
Interest expense .......................       10,106       1,589       7,565        5,607         5,448         4,948        5,903
                                            ---------    --------   ---------    ---------     ---------     ---------    ---------
Income (loss) before  provision  (benefit) for income taxes,  minorit  interest, cumulative effect of change in method of accounting
     and  extraordinary gain on early ..       (3,573)
     retirement of debt ................            y       6,588       8,930       16,457        (3,802)         (382)       1,341
Minority interest ......................          (87)         --          --         (146)         (180)           --           94
Cumulative effect in change in method
     of accounting for taxes on income .           --          --          --           --           381            --           --
Provision (benefit) for income taxes ...       (1,486)      2,966       3,817        5,483          (325)          453          832
Extraordinary gain on early retirement .           --          --          --        2,219            --            --          321
                                            ---------    --------   ---------    ---------     ---------     ---------    ---------
     of debt
Net income (loss) ......................    $  (2,174)   $  3,622   $   5,113    $  13,047     $  (3,276)    $    (835)   $     924
                                            =========    ========   =========    =========     =========     =========    =========

Other Financial Data:
Ratio of earnings to fixed charges(1) ..         0.7x        3.9x        2.0x         3.3x           .5x          1.0x         1.1x
EBITDA(2) ..............................    $  11,820    $  9,469   $  21,677    $  25,382     $   6,796     $   6,209    $   6,664
Net cash provided by (used for)
     operating activities(3) ...........       (3,930)      1,127      27,060       (2,217)        4,794         8,860        3,615
Net cash provided by (used for)
     investing activities ..............       (4,707)       (221)   (166,642)      (1,975)       (9,126)       (4,135)       3,733
Net cash provided by (used for)
     financing activities ..............       10,257      (1,032)    139,167        3,518         5,182        (3,841)      (8,336)
Depreciation and amortization ..........        5,287       1,432       5,182        5,245         5,276         5,294        5,337
Capital expenditures ...................       (6,721)     (1,405)      8,612        3,690         3,916         3,935        2,862
Adjusted net sales(4) ..................      196,787      89,252     246,140      212,562       155,869       153,857      139,116
Adjusted EBITDA(4) .....................       11,820      10,919      24,831       24,210         3,926         2,196        3,110


                                               Five Months Ended
                                                 December 31,                                     Fiscal Year Ended July 31,
------------------------------------------------------------------------------------------------------------------------------------
                                               1996        1995        1996         1995           1994         1993         1992
                                               ----        ----        -----        ----           -----        -----        -----
                                                                              (In thousands)
Balance Sheet Data:
Working capital ........................    $  45,849    $ 16,108   $  37,590    $  14,504     $   8,903     $  10,413    $  11,573
Property, plant and equipment, net .....      173,333      33,736     157,973       27,044        36,536        36,052       37,636
Total assets ...........................      303,645      76,322     263,809       73,137        93,933        79,716       85,744
Total long-term debt ...................      210,691      36,113     187,092       30,998        44,105        40,993       44,285
Stockholder's equity ...................       12,188      12,131      14,362        8,649         1,278         4,554        5,389

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

(2) EBITDA represents income from operations before interest expense, provision (benefit) for income taxes and depreciation and amortization. EBITDA provides information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA is not intended to disclose excess funds available for reinvestments because other commitments and obligations exist, including, but not limited to, principal repayment obligations and lease commitments, that are not considered in the calculation of EBITDA. See Notes 12, 13 and 16 through 19 to the Company's financial statements.

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

(4) Adjusted to exclude the results of The Fonda Group, Inc. ("Fonda"), which was a subsidiary until March 31, 1995, and the Flint, Michigan facility (the "Flint Facility") which was owned by Box USA Group, Inc. ("Box USA Group"), a wholly-owned subsidiary of the Company. On August 16, 1996, Box USA Group discontinued its operations at the Flint Facility and disposed of substantially all of the machinery and equipment, finished goods and work-in-progress inventory and certain related assets utilized at such facility.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this report.

     The Company manufacturers corrugated paper, rolled paper and other paper products such as cartons and displays. The markets for corrugated packing materials produced by the Company are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact the Company's profitability. The ability of the Company to sustain profitability during cyclical fluctuations in corrugating packaging material markets is dependent upon the Company's ability to maintain value-added margins (net sales less the cost of raw materials). For corrugated packaging material manufacturers, raw materials typically represent approximately 70.0% of the total cost of goods sold. The ability of the Company to maintain value-added margins is a function of the speed with which the Company can pass on raw material cost increases to its customers or conversely, absorb reductions in raw materials prices. Historically, the Company has been able to sustain consistent value-added margins on a unit basis. In addition, the Company also believes it has been able to mitigate raw material price increases at its converting facilities by entering into several long-term supply contracts.

     In addition to maintaining value-added margins, the Company has also focused on controlling costs through maximum utilization of available production capacity, the development and implementation of financial controls and management systems and minimization of waste. Direct costs of production at the Company's converting facilities have declined on a per unit basis from 1992 through the present. By controlling costs and maintaining value-added margins, together with adding to its manufacturing base through acquisitions completed in a cost effective manner, the Company has been able to increase its net sales from $36.3 million in Fiscal 1985 to 257.8 million in Fiscal 1996, to increase net income from $0.7 million to $5.1 million over the same period and to increase EBITDA from $2.6 million to $21.7 million over the same period. In the 1996 Transition Period, the Company had net sales of $196.8 million, net loss of $2.2 million and EBITDA of $11.8 million.

         On May 30, 1996, the Mill Joint Venture acquired the St. Joe Mill for its strategic location and to fulfill a portion of the linerboard requirements of the corrugated container facilities of the Mill Joint Venture Partners, each of which has committed to purchase one-half of the St. Joe Mill's output. The St. Joe Mill has two paper machines which are capable of producing approximately 500,000 tons of linerboard annually in a variety of grades and basis weights. Since 1990, approximately $148.0 million has been spent for the maintenance and modernization of the St. Joe Mill's plant, equipment and machinery and for environmental compliance. The St. Joe Mill's operations will be managed principally by personnel designated by Stone Container.

         The Company was required to pay Florida Coast an additional $4.0 million for its 50% share of the linerboard produced by the St. Joe Mill during the five-month period ended December 31, 1996. The Company recorded a loss on joint venture contract of $1.7 million and utilized $2.3 of the Reserve during the 1996 Transition Period.

         Prior to the consummation of the Acquisition, both of the St. Joe Mill's paper machines were shut down for maintenance and to reduce inventory, from April 17, 1996 through May 6, 1996, and in December 1995 and January 1996, one paper machine was shut down for the same reasons. Since the consummation of the Acquisition, both of the St. Joe Mill's paper machines were shut down in July 1996 for annual maintenance. Florida Coast has experienced a decline in prices for linerboard as a result of increased capacity in the industry and decreased demand for its products. Florida Coast has decided to shut down the St. Joe Mill as of April 1, 1997 for an indefinite period of time until market conditions warrant a resumption of production.

         During the 1996 Transition Period, the Company experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. As a result of this decline in prices and demand, the Company shut down the Ft. Madison Mill as of March 31, 1997 for an indefinite period of time. Operations at the Ft. Madison Mill will resume when market conditions warrant resumption of production. The Company will satisfy its current obligations to third parties for corrugating medium from other sources.

     In December 1996, the Company changed its fiscal year end from July 31 to December 31. This report includes the five month period from August 1, 1996 to December 31, 1996 as a transitional period.

Summary Sales Table


                                       Five Months Ended December 31,                          Fiscal Year Ended July 31,
                                    -------------------------------------   -------------------------------------------------------
                                          1996               1995                1996               1995               1994
                                    -----------------   -----------------   ----------------    ---------------    ----------------
                                                                                (in millions)
                                               Percent           Percent            Percent              Percent             Percent
                                               of Net             of Net             of Net               of Net              of Net
                                      Amount    Sales   Amount    Sales     Amount   Sales      Amount    Sales     Amount    Sales
                                      ------    -----   ------    -----     ------   -----      ------    -----     ------    -----
Net sales .......................  $  196.8    100.0%  $  95.6    100.0%  $  257.8    100.0%  $  272.0    100.0%  $  228.6   100.0%
Cost of goods sold ..............     171.3     87.0      81.1     84.8      222.1     86.2      232.2     85.4      205.0    89.7
Gross profit ....................      25.5     13.0      14.5     15.2       35.7     13.8       39.8     14.6       23.6    10.3
Selling, general and
     administrative expenses ....      17.7      9.0       6.3      6.6       19.2      7.4       19.7      7.2       22.0     9.6
Income from operations ..........       7.8      4.0       8.2      8.6       16.5      6.4       20.1      7.4        1.6     0.7
Loss on joint venture
     contract ...................       1.7      0.9        --       --         --       --         --       --         --      --
Other income ....................       0.4      0.9        --       --         --       --        2.0      0.7        0.1     0.1
Interest expense ................      10.1      5.1       1.6      1.7        7.6      2.9        5.6      2.1        5.5     2.4
                                     ------    -----     -----    -----     ------    -----     ------    -----     ------   -----
Income (loss) before provision (benefit) for income taxes, minority interest and extraordinary gain on early retirement
     of debt ....................      (3.6)    (1.8)      6.6      6.9        8.9      3.5       16.5      6.1       (3.8)   (1.6)
Provision (benefit) for
     income taxes ...............      (1.5)    (0.1)      3.0      3.1        3.8      1.5        5.5      2.0       (0.3)   (0.1)
                                      ------    -----     -----    -----     ------    -----     ------    -----     ------   -----
Net income (loss) before
     minority interest and
     extraordinary gain on
     early retirement of debt ...  $   (2.1)    (1.1)% $   3.6      3.8%  $    5.1      2.0%  $   11.0      4.1%  $   (3.5)   (1.5)%
                                      ======    =====     =====    =====     ======    =====     ======    =====     ======   =====


1996 Transition Period Compared to the Five Month Period Ended December 31, 1995

         The Company's net sales increased $101.2 million, or 105.9%, to $196.8 million in the 1996 Transition Period compared to $95.6 million in the five month period from August 1, 1995 to December 31, 1995 (the "1995 Period"). Net sales for the Company's converting operations increased $110.3 million, or 137.4%, to $190.7 million in the 1996 Transition Period compared to $80.3 million in the 1995 Period primarily as a result of the Acquisition and the MannKraft Acquisition which was partially offset by lower average selling prices during the 1996 Transition Period. Net sales at the Ft. Madison Mill decreased $9.2 million, or 60.0%, to $6.1 million in the 1996 Transition Period compared to $15.3 million in the 1995 Period due to a 54.1% decrease in price per ton to $262 in the 1996 Transition Period from $461 in the 1995 Period.

         The Company's cost of goods sold as a percentage of net sales increased to 87.0% for the 1996 Transition Period from 84.8% in the 1995 Period primarily as a result of the decrease in sales price per ton incurred at the Ft. Madison Mill which was partially offset by a decrease in cost of goods sold as a percentage of net sales at the converting facilities. Cost of goods sold at the Company's converting operations decreased as a percentage of net sales to 86.4% in the 1996 Transition Period from 89.1% in the 1995 Period, whereas cost of goods sold at the Ft. Madison Mill increased as a percentage of net sales to 105.7% in the 1996 Transition Period from 62.1% in the 1995 Period primarily as a result of the 54.1% decrease in selling prices per ton.

         Gross profit increased $11.0 million, or 75.9 %, to $25.5 million in the 1996 Transition Period from $14.5 million in the 1995 Period primarily a result of the Acquisition and the MannKraft Acquisition. As a percentage of net sales, gross profit decreased to 13.0% in the 1996 Transition Period compared to 15.2% in the 1995 Period primarily as a result of the net loss incurred at the Ft. Madison Mill. Gross profit as a percentage of net sales for the Company's converting operations increased to 13.5% in the 1996 Transition Period compared to 10.8% in the 1995 Period.

         Selling, general and administrative expenses increased $11.4 million, or 181.0%, to $17.7 million in the 1996 Transition Period from $6.3 million in the 1995 Period, primarily as a result of the Acquisition and the MannKraft Acquisition. Selling, general and administrative expenses as a percent of net sales increased to 9.0% in the 1996 Transition Period from 6.6% in the 1995 Period. This increase is primarily a result of a decrease in paper prices.

         Loss on joint venture contract was $1.7 million in the 1996 Transition Period.

         Operating income decreased $0.4 million, or 4.9%, to $7.8 million in the 1996 Transition Period from $8.2 million in the 1995 Period, primarily as a result of a decrease in selling price per ton.

         Interest expense was $10.1 million in the 1996 Transition Period compared to $1.6 million in the 1995 Period. This increase is primarily a result of the issuance of the Company's 12% Senior Secured Notes due 2006 in connection with the Acquisition.

         An income tax benefit of $1.5 million was recorded in the 1996 Transition Period as compared to a provision of $3.0 million in the 1995 Period. This change is related to the decrease in income before taxes. The effective tax rate in the 1996 Transition Period was 41.6% compared to 45.5% in the 1995 Period. This decrease was primarily due to a gain on the sale of one of the Company's subsidiaries in the 1995 Period.

Fiscal 1996 Compared to Fiscal 1995

         The Company's net sales decreased $14.2 million, or 5.2%, to $257.8 million in Fiscal 1996 compared to $272.0 million in the twelve month period ended July 31, 1995 ("Fiscal 1995"). Net sales for the Company's converting operations increased $39.9 million, or 20.4%, to $235.9 million in Fiscal 1996 compared to $196.0 million in Fiscal 1995 primarily as a result of the Acquisition, which increased sales by $44.8 million, or 22.8%. This increase was partially offset by the effect of the sale in August 1995 by the Companmy of its equity interest in Timberline Packaging, Inc. ("Timberline"), a converting facility which accounted for $1.2 million, or 0.5%, of net sales for Fiscal 1996 compared to $13.6 million, or 5.0%, for Fiscal 1995. Net sales at the Ft. Madison Mill decreased $11.7 million, or 34.8%, to $21.9 million in Fiscal 1996 compared to $33.6 million in Fiscal 1995 due to a 16.1% decrease in price per ton to $371.47 in Fiscal 1996 from $442.67 in Fiscal 1995. The Company's net sales decreased by $42.4 million, or 15.6%, in Fiscal 1996 due to the spinoff of The Fonda Group, Inc. ("Fonda") in March 1995.

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

         Selling, general and administrative expenses decreased $0.5 million, or 2.5%, to $19.2 million in Fiscal 1996 from $19.7 million in Fiscal 1995. The decrease is primarily a result of the elimination of Fonda's expenses after March 1995, partially offset by the addition of St. Joe expenses for June and July 1996. Selling, general and administrative expenses as a percent of net sales remained flat in Fiscal 1996 and Fiscal 1995.

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

         Net cash used for operating activities was $3.9 million in the 1996 Transition Period compared to net cash provided by operating activities of $1.1 million in the 1995 Period. This decrease in cash flow was primarily a result of the Company's reduction in earnings during the 1996 Transition Period. Net cash provided by operating activities for Fiscal 1996 was $27.1 million compared to net cash used for operating activities of $2.2 million for Fiscal 1995. Cash provided by operating activities in Fiscal 1996 was driven by net income of $5.1 million for the period and a $14.1 million reduction in the level of accounts receivable and inventory which was offset by a $7.1 million reduction in accounts payable and accrued liabilities. Net cash used for operating activities was $2.2 million for Fiscal 1995 compared to net cash provided by operating activities of $4.8 million in Fiscal 1994. The period-to-period change was due primarily to the net changes related to the exclusion of Fonda after March 1995.

         Net cash used for investing activities was $4.7 million in the 1996 Transition Period compared to $0.2 million in the 1995 Period. This increase was due principally to capital expenditures and the Company's investment in MannKraft, which was partially offset by the receipt of the final purchase price adjustment by St. Joe in connection with the Acquisition and the sale of certain assets located at the Flint, Michigan facility. Net cash used for investing activities was $166.6 million for Fiscal 1996 compared to $2.0 million for Fiscal 1995. This increase was principally the result of the financing raised for the Acquisition and an increase in capital expenditures. The Company's net cash used for investing activities decreased to $2.0 million in Fiscal 1995 compared to $9.1 million for Fiscal 1994. The decrease was principally the result of the acquisition by the Company in January 1994 of three converting facilities and the Ft. Madison Mill for $5.3 million (the "CPC Acquisition").

         Net cash provided by financing activities was $10.3 million in the 1996 Transition Period compared to net cash used for financing activities of $1.0 million in the 1995 Period. This increase was due primarily to borrowings by the Company pursuant to the Credit Facility which were used to fund capital expenditures and working capital needs. This increase was partially offset by the prepayment of certain long-term debt. Net cash provided by financing activities was $139.2 million in Fiscal 1996 compared to net cash provided by financing activities of $3.5 million in Fiscal 1995. The increase was primarily a result of the net proceeds received from the sale of the Company's 12% Series A Senior Secured Notes due 2006 (the "Notes") and borrowings under the Company's Credit Facility. In Fiscal 1996 net cash provided by financing activities was used to repay $16.1 million under a credit facility, $10.0 million of term loans, $2.1 million of subordinated debt and the balance for other debt.

         Capital expenditures for the 1996 Transition Period were $6.7 million compared to $1.4 million in the 1995 Period. Capital expenditures for Fiscal 1996 were $8.6 million compared to $3.7 million for Fiscal 1995. These increases were primarily a result of equipment purchases for and rehabilitation of certain property at a facility in Vernon, California.

         The Company has implemented a target capital expenditure program with annual capital expenditures totaling approximately $17.0 million for 1997. The Company intends to finance capital expenditures primarily through operating cash flow.

         On May 30, 1996, the Company established a Credit Facility which will mature in 2001. The Credit Facility provides total borrowing of up to $80.0 million on a revolving basis, subject to borrowing base limitations, to finance the Company's working capital needs. Unused borrowing base availability must be at least $5.0 million. On December 31, 1996, the Company had unused borrowing capacity of approximately $30.6 million under the Credit Facility. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of the Company's capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities, (vi) capital expenditures, (vii) granting or incurrence of liens to secure other indebtedness, (viii) prepayment or modification of the terms of subordinated indebtedness and (ix) transactions with affiliates. In addition, the Credit Facility requires that the Company maintain certain specified financial covenants, including, without limitation, a minimum tangible net worth, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. At December 31, 1996, the Company was in violation of two of its financial covenants for which waivers were obtained. On February 28, 1997, the Credit Facility was amended and Florida, L.P. was made an additional borrower thereunder. The sole general partner of Florida, L.P. is Four M Manufacturing Group of Georgia, Inc., one of the guarantors of the Notes.

         In  addition,  the  Company  will  provide,  if needed,  the Mill Joint
Venture with up to $10.0 million of subordinated indebtedness on a revolving credit basis (the "Subordinated Credit Facility"). At December 2, 1996, the Mill Joint Venture drew down on the Subordinated Credit Facility in the amount of $2.0 million ($1.0 million of which was funded by the Company) to supplement its cash flow in order to meet its 1996 debt service requirements. The Mill Joint Venture currently has availability of $10.0 million from each Joint Venture Partner under the Subordinated Credit Facility.

         On May 30, 1996 (i) the Company acquired substantially all of the assets of St. Joe Container and (ii) the Company and Stone Container through the Mill Joint Venture acquired the St. Joe Mill. The purchase price for the St. Joe Container facilities was $87.8 million for the fixed assets, plus approximately $69.7 million for working capital, for a total purchase price of $157.5 million, subject to adjustment for changes in working capital. The purchase price for the St. Joe Mill was $185.0 million for the fixed assets, plus approximately $17.4 million for working capital, for a total purchase price of $202.4 million, subject to adjustment for changes in working capital. In July 1996, the Company and Florida Coast received monies as purchase price adjustments. Approximately $13.8 million was paid to the Company. In December 1996, St. Joe paid approximately $5.2 million as final payment for the purchase price adjustment. The Company acquired a 50% equity interest in the Mill Joint Venture for $5.0 million. The Acquisition was funded by the sale of the Notes and borrowings under the Credit Facility.

         Pursuant to the Output Purchase Agreement, the Company was required to pay Florida Coast an additional $4.0 million for its share of the linerboard produced by the St. Joe Mill during the six-month period ended December 31, 1996. The Company recorded a loss on joint venture contract of $1.7 million and utilized $2.3 of the Reserve during the 1996 Transition Period.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name                    Age       Position

Dennis Mehiel          55         Chairman, Chief Executive Officer and Director
Chris Mehiel           57         Executive Vice President, Chief Operating
                                  Officer and Director
Timothy D. McMillin    54         Senior Vice President, Chief
                                  Financial Officer and Director
Gerald K. Adams        43         Chief Executive Officer of Box USA Group, Inc.
Harvey L. Friedman     55         Corporate Secretary and General Counsel
Howard Brainin         67         Regional Vice President
Lawrence A. Bishop     52         Director
Samuel B. Guren        50         Director
Thomas Uleau           52         Director
James Armenakis        53         Director
John Nevin             62         Director

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

         Chris Mehiel, the brother of Dennis Mehiel, is a co-founder of the Company and has been Executive Vice President, Chief Operating Officer and a Director of the Company since September 1995. Mr. Mehiel was President of Fibre Marketing Group, Inc., a waste paper recovery business which he co-founded, from 1994 to January 1996. He is the President of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of MannKraft Corporation, a corrugated container manufacturer, affiliated with the Company. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

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

         Thomas Uleau has been the President of Fonda since January 1997, the Chief Operating Officer of Fonda since March 1995, a Director of Fonda since 1988 and a Director of the Company since May 1989. Mr. Uleau was Executive Vice President and Chief Financial Officer of the Company from 1989 through March 1994. He served as President of Cardinal Container Corporation (which was acquired by the Company in 1985) from 1983 to 1986. Mr. Uleau started his career as an accountant at Deloitte, Haskins and Sells from 1969 to 1972, after which he spent several years in various capacities at IU International, a transportation and paper products conglomerate. Mr. Uleau is a Director and Chief Operating Officer of Creative Expressions Group, Inc., a company owned 97% by Dennis Mehiel and 3% by Mr. Uleau.

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

Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers during the 1996 Transition Period (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for the 1996 Transition Period and Fiscal 1994, 1995, and 1996:

                           Summary Compensation Table
                                                                            Annual                       Long-Term
                                                                        Compensation(1)                 Compensation
                                                            ----------------------------------------    ------------
                                                                                                         Securities
                                                                                          Other Annual   Underlying     All Other
 Name and Principal Position     Year                          Salary           Bonus     Compensation   Option/SARs   Compensation
 ---------------------------     ----                          ------           -----     ------------   -----------    ------------

Dennis Mehiel.................   1996 Transition Period        $229,167       $ 39,200          -              -               -
Chairman of the Board of         1996                           369,166        173,131    31,574(2)            -        101,412(3)
Directors and Chief              1995                           333,044        375,000    38,904(2)            -        137,448(3)
Executive Officer                1994                           373,641              -    16,462(2)            -         87,287(3)


Chris Mehiel..................   1996 Transition Period        $115,000              -          -              -               -
Executive Vice President and     1996                           167,333(4)      60,000          -              -               -
Chief Operating Officer          1995                            24,000              -          -              -               -
                                 1994                           144,000              -          -              -               -

Gerald K. Adams...............   1996 Transition Period        $114,583              -     2,083(6)            -               -
Chief Executive Officer of       1996                            31,445(5)           -       500(6)            -               -
Box USA Group, Inc.              1995                                 -              -          -              -               -
                                 1994                                 -              -          -              -               -

Timothy D. McMillin...........   1996 Transition Period        $ 83,333              -       434(7)
Senior Vice President            1996                           154,542(4)      40,000     1,250(7)            -               -
and Chief Financial Officer      1995                                 -              -          -              -               -
                                 1994                                 -              -          -              -               -

Howard Brainin................   1996 Transition Period         $83,333        $20,833          -              -               -
Regional Vice President of       1996                           33,333(8)       38,000          -              -               -
Box USA Group, Inc.              1995                                 -              -          -              -               -
                                 1994                                 -              -          -              -               -


-----------------------------

(1) Unless otherwise indicated, the Named Executive Officers did not receive any annual compensation, stock options, restricted stock awards, SARs, long-term incentive plan payments or any perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officer during the 1996 Transition Period or Fiscal 1996, 1995 and 1994.

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

Stock Appreciation Rights

         Timothy  D.  McMillan  and  Chris  Mehiel   received  grants  of  stock
appreciation rights ("SARs") in the amount of 17,000 and 20,000, respectively, during the 1996 Transition Period.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of December 31, 1996 with respect to the beneficial ownership of shares of Common Stock:



                                                  Percentage of
                         Amount of Beneficial     Beneficial Ownership
                         Ownership of Shares      of Shares
Name                     of Common Stock          of Common Stock
----                     ---------------          ---------------
Dennis Mehiel......         6,815,867                 100%

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Dennis Mehiel, Chairman and Chief Executive Officer of the Company, is an owner, directly or indirectly, of entities from which the Company rents certain property, plant and equipment. Rental expense incurred and paid to these entities in the 1996 Transition Period, Fiscal 1996, Fiscal 1995 and Fiscal 1994 amounted to approximately $0.4 million, $1.0 million, $0.9 million, and $1.1 million, respectively. The Company believes that such rents were not in excess of market levels. The partition plant located in Jacksonville, Florida is currently leased by Fonda from Mr. Mehiel, and a portion of the facility is subleased to the Company. In addition, the Company is selling products to this partition plant on terms no more favorable than those given to unaffiliated third parties.

    Dennis Mehiel has been a part owner since 1993 of MannKraft, to which the Company sold approximately $1,351,000 million and $3,300,000 million of material in Fiscal 1996 and Fiscal 1994, respectively. The Company believes that the prices at which such sales were made are not below market levels. There were no material sales to MannKraft in Fiscal 1995.

    In March 1995, the Company spun off its Fonda subsidiary to Dennis Mehiel. The Company sold approximately $1.1 million and $.06 million of material to Fonda in Fiscal 1995 and Fiscal 1994, respectively. The Company believes that the prices at which such sales were made are not below market levels.

    Chris Mehiel, Chief Operating Officer of the Company has been a part owner since 1994 of Fibre Marketing, to which the Company sold approximately $3.1 million, $2.0 million and $3.4 million of material in the 1996 Transition period, Fiscal 1996 and Fiscal 1995, respectively. The Company believes that the prices at which such sales were made are not below market levels. There were no material sales to Fibre Marketing in Fiscal 1994.

     The Company has outstanding notes and loan receivables from Gerald Adams and Timothy McMillin in the amount of $100,000 and $25,000, respectively, at the end of Fiscal 1996 which are non-interest bearing and are due on June 30, 1999 and on demand, respectively. The Company had outstanding notes and loans receivables from Dennis Mehiel in the amount of $0.8 million and $1.5 million at the end of Fiscal 1996 and Fiscal 1995 respectively, all of which have been paid and were non-interest bearing. Of these amounts, approximately $0.8 million and $0.7 million, at the end of Fiscal 1996 and Fiscal 1995, respectively, relate to the cumulative premiums on life insurance policies paid by the Company on behalf of Mr. Mehiel.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Financial Statements and Financial Statement Schedules:

     Index to Financial Statements
     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 1996, July 31, 1996 and 1995 Consolidated Statements of Operations for the five months ended
       December 31, 1996, the years ended July 31, 1996, 1995 and 1994 Consolidated Statements of Stockholder's Equity for the five months ended December 31, 1996, the years ended July 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows for the five months ended
       December 31, 1996, the years ended July 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

    The Financial Statements for the period from May 30, 1996 to December 31, 1996, together with the Independent Auditors' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996, together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Annual Report on Form 10-K for Florida Coast (File no. 333-8023) ("Florida Coast 10-K") as filed with the SEC on March 31, 1997.

(b) Exhibits:

    Exhibits 2.1 through 10.6 and Exhibit 21.1, are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043).

Exhibit
Number                    Description of Exhibit
------                    ----------------------

2.1 Asset Purchase Agreement, dated as of November 1, 1995, among Four M Corporation (the "Company"), St. Joe Forest Products Company, St. Joe Container Company, St. Joe Paper Company and Florida Coast Paper
      Company, L.L.C. ("Florida Coast").
3.1   Certificate of Incorporation of the Company.
3.2   Certificate of Incorporation of Box USA Group, Inc.
3.3   Certificate of Incorporation of Four M Paper Corporation.
3.4   Certificate of Incorporation of Page Packaging Corporation.
3.5   Certificate of Incorporation of Box USA, Inc.
3.6   Certificate of Incorporation of Four M Manufacturing Group of Georgia,
      Inc.
3.7   By-laws of the Company.
3.8   By-laws of Box USA Group, Inc.
3.9   By-laws of Four M Paper Corporation.
3.10  By-laws of Page Packaging Corporation.
3.11  By-laws of Box USA, Inc.
3.12  By-laws of Four M Manufacturing Group of Georgia, Inc.
4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee").
4.2 Form of 12% Series A and Series B Senior Secured Notes, dated as of May 30, 1996 (incorporated by reference to Exhibit 4.1).
4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co.
      Inc. (the "Initial Purchaser").
4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7 Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors.
4.8 Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9 Guaranty, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation
      ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the financial institutions named therein (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5  Stock  Appreciation  Unit Plan of the  Company,  dated as of
      August 1, 1992,  and  Amendment  No. 1 thereto,  dated as of
      August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
10.7 First Amendment to Financing and Security Agreement and Additional Borrower Joinder Supplement, dated as of February 28, 1997, among the Company, the Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.
12.1  Statement re computation of ratios.
21.1  Subsidiaries of the registrant.
27.1  Financial Data Schedule.
99.1 The Financial Statements for the period from May 30, 1996 to December 1, 1996, together with the Independent Accountants' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996 and the two years ended December 31, 1995 and 1994 together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Annual Report on Form 10-K for Florida Coast (File no. 333-8023) as filed with SEC on March 31, 1997.

(b) Reports on Form 8-K

     A report on Form 8-K was filed by the Company on December 19, 1996 regarding the change of the Company's fiscal year end from July 31 to December 31.

     A report on Form 8-K was filed by the Company on March 14, 1997 regarding the shut down of the Company's Ft. Madison Mill.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                               FOUR M CORPORATION



                                               By: /s/Dennis Mehiel
                                                   ----------------
                                                     Dennis Mehiel
                                                     Chairman of the Board and
                                                      Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title(s)                              Date

/s/ Dennis Mehiel          Chairman of the Board and Director    April 1, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 1, 1997
----------------           Operating Officer and Director
Chris Mehiel



/s/ Timothy D. McMillin    Senior Vice President, Chief          April 1, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 1, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 1, 1997
-------------------
Lawrence A. Bishop


Samuel B. Guren            Director                              April 1, 1997


/s/ John Nevin             Director                              April 1, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 1, 1997
----------------
Thomas Uleau

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                               FOUR M PAPER CORPORATION



                                               By: /s/Dennis Mehiel
                                                   ----------------
                                                     Dennis Mehiel
                                                     Chairman of the Board and
                                                      Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title(s)                              Date

/s/ Dennis Mehiel          Chairman of the Board and Director    April 1, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 1, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 1, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 1, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 1, 1997
-------------------
Lawrence A. Bishop


Samuel B. Guren            Director                              April 1, 1997


/s/ John Nevin             Director                              April 1, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 1, 1997
----------------
Thomas Uleau

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                               BOX USA GROUP, INC.


                                               By: /s/Dennis Mehiel
                                                   ----------------
                                                     Dennis Mehiel
                                                     Chairman of the Board and
                                                      Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title(s)                              Date


/s/ Dennis Mehiel          Chairman of the Board and Director    April 1, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 1, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 1, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 1, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 1, 1997
-------------------
Lawrence A. Bishop
Director


Samuel B. Guren            Director                              April 1, 1997
Director


/s/ John Nevin             Director                              April 1, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 1, 1997
----------------
Thomas Uleau

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                               PAGE PACKAGING CORPORATION


                                               By: /s/Dennis Mehiel
                                                   ----------------
                                                     Dennis Mehiel
                                                     Chairman of the Board and
                                                      Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title(s)                              Date

/s/ Dennis Mehiel          Chairman of the Board and Director    April 1, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 1, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 1, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 1, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 1, 1997
-------------------
Lawrence A. Bishop


Samuel B. Guren            Director                              April 1, 1997


/s/ John Nevin             Director                              April 1, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 1, 1997
----------------
Thomas Uleau

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                               BOX USA, INC.


                                               By: /s/Dennis Mehiel
                                                   ----------------
                                                     Dennis Mehiel
                                                     Chairman of the Board and
                                                      Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title(s)                              Date


/s/ Dennis Mehiel          Chairman of the Board and Director    April 1, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 1, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 1, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 1, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 1, 1997
-------------------
Lawrence A. Bishop


Samuel B. Guren            Director                              April 1, 1997


/s/ John Nevin             Director                              April 1, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 1, 1997
----------------
Thomas Uleau

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       FOUR M MANUFACTURING GROUP OF GEORGIA,
                                       INC.

                                       By: /s/Dennis Mehiel
                                           ----------------
                                             Dennis Mehiel
                                             Chairman of the Board and
                                              Director




    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title(s)                              Date


/s/ Dennis Mehiel          Chairman of the Board and Director    April 1, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 1, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 1, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 1, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 1, 1997
-------------------
Lawrence A. Bishop
Director


Samuel B. Guren            Director                              April 1, 1997
Director


/s/ John Nevin             Director                              April 1, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 1, 1997
----------------
Thomas Uleau

                          INDEPENDENT AUDITORS' REPORT
                              RELATING TO SCHEDULE


Board of Directors and Stockholder
Four M Corporation and Subsidiaries

         The audits referred to in our report to Four M Corporation and Subsidiaries dated March 18, 1997 which is contained in Item 8 of this Form 10-K included the audit of the Schedule listed under Item 21(b) for the five month period ended December 31, 1996 and each of the three years in the period ended July 31, 1996. This Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this Financial Statement Schedule based on our audits.

         In our opinion, such Schedule presents fairly, in all material respects, the information set forth therein for the five month period ended December 31, 1996 and each of the three years in the period ended July 31, 1996.


                                                     /s/ BDO Seidmen, LLP
                                                     --------------------
                                                     BDO Seidman, LLP


Valhalla, New York
March 18, 1997

                                                                     SCHEDULE II


                       FOUR M CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A           COLUMN B                     COLUMN C                        COLUMN D                 COLUMN E
---------------------------------   --------      ------------------------------------   ---------------------       -------------
                                                               ADDITIONS
                                                               ---------
                                     BALANCE AT    CHARGED TO            CHARGED TO
                                    BEGINNING OF    COST AND          OTHER ACCOUNTS -                               BALANCE AT END
DESCRIPTION                            PERIOD       EXPENSES              DESCRIBE       DEDUCTIONS - DESCRIBE          OF PERIOD
--------------------------------- -------------------------------   ------------------   -----------------------   --------------

Year ended July 31, 1993
  Allowance for doubtful
  accounts.......................      $1,970,000      $809,000             --                 $  612,000(1)             $2,167,000
--
Year ended July 31, 1994
  Allowance for doubtful
  accounts.......................      $2,167,000      $599,000             --                 $1,224,000(1)             $1,542,000
Year ended July 31, 1995
  Allowance for doubtful
  accounts.......................      $1,542,000      $575,000             --                 $  339,000(1)             $1,778,000
Year ended July 31, 1996
  Allowance for doubtful
  accounts.......................      $1,778,000      $736,000             --                 $  605,000(1)             $1,909,000
Period ended December 31, 1996...      $1,909,000      $582,000             $151,000(2)        $1,021,000(1)             $1,621,000


--------
(1)  Amounts written off.
(2)  Acquired through Mannkraft purchase.

                                 EXHIBIT INDEX


Exhibit
Number                    Description of Exhibit                           Page
------                    ----------------------                           ----

2.1 Asset Purchase Agreement, dated as of November 1, 1995, among Four M Corporation (the "Company"), St. Joe Forest Products Company, St. Joe Container Company, St. Joe Paper Company and Florida Coast Paper
      Company, L.L.C. ("Florida Coast").
3.1   Certificate of Incorporation of the Company.
3.2   Certificate of Incorporation of Box USA Group, Inc.
3.3   Certificate of Incorporation of Four M Paper Corporation.
3.4   Certificate of Incorporation of Page Packaging Corporation.
3.5   Certificate of Incorporation of Box USA, Inc.
3.6   Certificate of Incorporation of Four M Manufacturing Group of Georgia,
      Inc.
3.7   By-laws of the Company.
3.8   By-laws of Box USA Group, Inc.
3.9   By-laws of Four M Paper Corporation.
3.10  By-laws of Page Packaging Corporation.
3.11  By-laws of Box USA, Inc.
3.12  By-laws of Four M Manufacturing Group of Georgia, Inc.
4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee").
4.2 Form of 12% Series A and Series B Senior Secured Notes, dated as of May 30, 1996 (incorporated by reference to Exhibit 4.1).
4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co.
      Inc. (the "Initial Purchaser").
4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7 Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors.
4.8 Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9 Guaranty, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation
      ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the financial institutions named therein (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5  Stock  Appreciation  Unit Plan of the  Company,  dated as of
      August 1, 1992,  and  Amendment  No. 1 thereto,  dated as of
      August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
10.7  First  Amendment to Financing  and  Security  Agreement  and
      Additional Borrower Joinder Supplement, dated as of February
      28, 1997, among the Company, the Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.
12.1  Statement re computation of ratios.
21.1  Subsidiaries of the registrant.
27.1  Financial Data Schedule.
99.1 The Financial Statements for the period from May 30, 1996 to December 1, 1996, together with the Independent Accountants' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996 and the two years ended December 31, 1995 and 1994 together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Annual Report on Form 10-K for Florida Coast (File no. 333-8023) as filed with SEC on March 31, 1997.

                               Four M Corporation
                                and Subsidiaries
                                  d/b/a Box USA



                              Financial Statements
                                For the five months ended  December 31, 1996 and
                                    the years ended July 31, 1996, 1995 and 1994

                       Four M Corporation and Subsidiaries
                                            d/b/a Box USA

                                                                        Contents

Report of Independent Certified Public Accountants                         3

Consolidated financial statements:
   Balance sheets                                                          4
   Statements of operations                                                5
   Statements of stockholder's equity                                      6
   Statements of cash flows                                                7
   Notes to consolidated financial statements                           8-29

Report of Independent Certified Public Accountants

Board of Directors and Stockholder
Four M Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Four M Corporation and subsidiaries (the "Company") as of December 31, 1996, July 31, 1996 and 1995 and the related consolidated statements of operations, stockholder's equity and cash flows for the five month period ended December 31, 1996 and each of the three years in the period ended July 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996, July 31, 1996 and 1995 and the results of their operations and their cash flows for the five month period ended December 31, 1996 and each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

Valhalla, NY
March 18, 1997


                                                                               Four M Corporation and Subsidiaries
                                                                                                     d/b/a Box USA

                                                                                       Consolidated Balance Sheets
                                                                             (In Thousands, except per share data)

                                                                      December 31,        July 31,         July 31,
                                                                          1996              1996             1995
--------------------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                          $  2,431           $    811           $ 1,226
   Accounts receivable, less allowance for doubtful
      accounts of $1,621, $1,909 and $1,778, respectively
      (Note 12)                                                         52,775             43,193            22,867
   Inventories (Notes 10 and 12)                                        32,896             32,732            15,110
   Deferred income taxes  (Note 14)                                     12,661             10,241             2,001
   Notes, advances and other receivables                                 3,863              1,433             1,452
   Income taxes recoverable                                              4,207                 --                --
                                                                         -----            --------           -------
              Total current assets                                     108,833             88,410            42,656
Property, plant and equipment, net  (Notes 11 and 12)                  173,333            157,973            27,044
Goodwill and other intangibles, net of accumulated
   amortization of $880, $763 and $546, respectively
   (Note 6)                                                              4,678                933             1,007
Other assets (Notes 2 and 17)                                           16,801             16,493             2,430
                                                                        ------             ------             -----
                                                                      $303,645           $263,809           $73,137
                                                                      ========           ========           =======
                                                                                                            -------
Liabilities and Stockholder's Equity
Current:
   Accounts payable and accrued liabilities (Note 3)                  $ 24,703           $ 60,537           $48,380
   Current maturities of long-term debt and subordinated
      debt (Note 12 and 13)                                              2,447              2,440             3,449
                                                                         -----              -----             -----
              Total current liabilities                                 62,984             50,820            28,152
Long-term debt (Note 12)                                               208,777            187,092            29,918
Subordinated debt  (Note 13)                                             1,914                 --             1,080
Deferred income taxes  (Note 14)                                        14,486             10,390             3,663
Minority interest (Note 15)                                              1,584                 --               326
Other liabilities                                                        1,712              1,145             1,349
                                                                         -----              -----             -----
              Total liabilities                                        291,457            249,447            64,488
                                                                       -------            -------            ------
Commitments and contingencies (Note 8,9, 16 and 18)
Stockholder's equity
   Common stock, $.125 par value, 10,000,000 shares
      authorized; 7,229,770 shares issued and 6,815,867
      outstanding                                                          904                904               904
   Additional paid-in capital                                              717                717               117
   Retained earnings                                                    11,529             13,703             8,590
                                                                        ------             ------             -----
                                                                        13,150             15,324             9,611
Less: treasury stock, at cost (413,903) shares                             962                962               962
                                                                           ---                ---               ---
              Total stockholder's equity                                12,188             14,362             8,649
                                                                        ------             ------             -----
                                                                      $303,645           $263,809           $73,137
                                                                      ========           ========           =======

          See accompanying notes to consolidated financial statements.

                                                                     Four M Corporation and Subsidiaries
                                                                                           d/b/a Box USA

                                                                   Consolidated Statements of Operations
                                                                                          (In Thousands)



                                                       Five Months
                                                          Ended                             Years ended July 31,
                                                       December 31,    -------------------------------------------------------------
                                                           1996               1996                  1995               1994
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                               $196,787              $257,817              $271,994           $228,563
Cost of goods sold                                       171,304               222,105               232,154            205,025
-----------------------------------------------------------------------------------------------------------------------------------
              Gross profit                                25,483                35,712                39,840             23,538
Selling, general and administrative
   expenses                                               17,707                19,217                19,703             22,018
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                     7,776                16,495                20,137              1,520
Other income (expense):
   Interest expense                                     (10,106)               (7,565)               (5,607)            (5,448)
   Loss on joint venture contract (Notes 6
      and 9)                                             (1,668)                     -                     -                  -
   Gain on sale of assets and other (Note 6)                 425                     -                 1,927                126
-----------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes, minority interest,
    cumulative effect of change in
    method of accounting and extraordinary
      gain on early retirement of debt                   (3,573)                 8,930                16,457            (3,802)
Provision (benefit) for income taxes
   (Note 14)                                             (1,486)                 3,817                 5,483              (325)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest,
cumulative effect of change in method of
   accounting and extraordinary gain
   on early retirement of debt                           (2,087)                 5,113                10,974            (3,477)
Minority interest (Note 15)                                 (87)                     -                 (146)              (180)
Cumulative effect of change in method of
   accounting for taxes on income
   (Note 14)                                                   -                     -                     -                381
Extraordinary gain on early retirement of
   debt (Notes 12 and 13)                                      -                     -                 2,219                  -
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $   (2,174)             $   5,113             $  13,047            $  (3,276)
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                                                                   Four M Corporation and Subsidiaries
                                                                                         d/b/a Box USA

                                                       Consolidated Statements of Stockholder's Equity
                                                                                        (In Thousands)

                                        Common          Common     Additional
                                         Stock           Stock        Paid-in        Retained       Treasury
                                        Shares          Amount        Capital        Earnings          Stock           Total
------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1993                  7,230            $904           $117         $ 4,495           $962       $  4,554
Net loss                                     -               -              -         (3,276)              -         (3,276)
------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1994                   7,230             904            117           1,219            962           1,278
Net income                                   -               -              -          13,047              -          13,047
Distribution (Note 6)                        -               -              -         (5,676)              -         (5,676)
------------------------------------------------------------------------------------------------------------------------------
Balance,  July 31, 1995                  7,230             904            117           8,590            962           8,649
Net income                                   -               -              -           5,113              -           5,113
Warrant issuance (Note 6)                    -               -            600               -              -             600
------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1996                   7,230             904            717          13,703            962          14,362
Net loss                                     -               -              -         (2,174)              -         (2,174)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996               7,230            $904           $717         $11,529           $962         $12,188
------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                                                                               Four M Corporation and Subsidiaries
                                                                                                     d/b/a Box USA

                                                                             Consolidated Statements of Cash Flows
                                                                                           (Note 4) (In Thousands)

                                                                        Five Months
                                                                           Ended                 Years ended July 31,
                                                                       December 31,  ----------------------------------------------
                                                                           1996          1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                    $ (2,174)    $  5,113           $13,047           $(3,276)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation and amortization                                        5,287        5,182             5,245             5,276
      Allowance for doubtful accounts                                        583        (290)               467               678
      Non-cash interest expense                                                -            -               499             1,123
      Gain on sale/closure of subsidiary                                       -        (166)           (1,618)                 -
      Gain on exchange of stock for debt                                       -            -           (2,393)             (381)
      Deferred income taxes                                                1,578      (1,506)             (312)             (600)
      Loss (gain) on sale of fixed assets                                  (480)          246                32             (830)
      Change in assets and liabilities, net of effect of acquisi
        and disposals:                                          tions
           Accounts, advances, notes and other receivables               (3,151)        2,218           (4,273)           (5,061)
           Income taxes recoverable                                      (4,027)            -                 -                 -
           Inventories                                                     1,025       12,296          (10,594)           (1,194)
           Other assets, net of other liabilities                        (3,338)        (512)               275             (387)
           Accounts payable and accrued liabilities                          767        4,479           (2,592)             9,446
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used for) operating
                activities                                               (3,930)       27,060           (2,217)             4,794
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                  (6,721)      (8,612)           (3,690)           (3,916)
   Proceeds from sale of subsidiaries                                          -          898             1,618             1,401
   Proceeds from sale or exchange of fixed assets                          2,300          679               397               174
   Payment for acquisition, net of cash acquired                               -            -                 -            (6,601)
   Investment in Mannkraft, net of cash acquired                          (5,500)           -                 -                 -
   Purchase of net assets of St. Joe Container                                 -     (159,168)                -                 -
   Recovery of purchase price from St. Joe Container                       5,214            -                 -                 -
   Payment related to subsidiary spin-off, net of common stock
      sold                                                                     -            -              (300)                -
   Loans made to employees, net of payment                                     -        (439)                 -              (184)
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                     (4,707)     (166,642)           (1,975)           (9,126)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from bond issuance                                                 -      170,000                 -                 -
   Financing costs                                                             -      (8,798)                 -                 -
   Borrowings under revolving credit agreements                           94,200       14,419                 -             3,428
   Repayments under revolving credit agreements                          (79,223)     (22,953)                 -                 -
   Secured term, mortgage, equipment and other borrowings                  8,534          380              8,914            7,172
   Repayment of long-term debt                                           (13,254)     (13,881)            (5,396)          (5,418)
-----------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                   10,257      139,167             3,518             5,182
Increase (decrease) in cash and cash equivalents                           1,620         (415)             (674)              850
Cash and cash equivalents, beginning of period                               811        1,226             1,900             1,050
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $  2,431     $    811           $ 1,226           $ 1,900
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

    1.   Summary of                     Business
         Significant Accounting
         Policies

                                        Four  M  Corporation  and   subsidiaries
                                        ("Four   M"  or   the   "Company")   are
                                        manufacturers of corrugated packaging and semi-chemical corrugating medium and prior to the distribution of The Fonda Group, Inc. ("Fonda") (See Note 6), paper cups and plates. The Company uses the trade name Box USA to conduct the bulk of its business activities.

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

                                        The Company has certain investments 50% of which are accounted for under the equity method.

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

                                        Goodwill and Other Intangibles

                                        Goodwill    and    other     intangibles
                                        principally  relate to the excess of the
                                        purchase  price of certain  acquisitions
                                        over  the fair  value of the net  assets
                                        acquired  and are being  amortized  over
                                        their  estimated  useful  lives,   which
                                        range from 10 to 20 years, using the straight-line method.

                                        Revenue Recognition

                                        Revenue is recognized when products are shipped.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements




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

                                        The Company files a consolidated federal tax return with all of its subsidiaries except MannKraft (see Note 6) and Box USA of Florida, L.P., a 51% owned joint venture. State income tax returns are filed separately.


                                        Cash and Cash Equivalents

                                        The Company  considers all highly liquid
                                        debt   instruments   purchased  with  an
                                        original maturity of three months or less to be cash equivalents.

                                        Reclassifications

                                        Certain  prior year  balances  have been
                                        reclassified   to   conform   with   the
                                        December 31, 1996 presentation.

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

                                        Long-lived Assets

                                        As  prescribed in Statement of Financial
                                        Accounting     Standards     No.    121,
                                        "Accounting   for  the   Impairment   of
                                        Long-lived  Assets  and  for  Long-lived
                                        Assets to be  Disposed  Of,"  long-lived
                                        assets are  required  to be  adjusted to
                                        net realizable  value if, in the opinion
                                        of  management,  there  is  a  permanent
                                        diminution  in value.  The  adoption  of
                                        this  pronouncement in 1996 did not have
                                        a  significant  impact on the  Company's
                                        financial   statements.    The   Company
                                        assesses   recoverability   based   upon
                                        estimated undiscounted future cash flows from the related assets.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

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



    2.   Other Assets                   Other  assets at  December  31, 1996 and
                                        July 31, 1996 include an  investment  in
                                        Groveton Paper Board, Inc.  ("Groveton")
                                        an    unconsolidated     affiliate    of
                                        approximately  $5,250,000  (see  Note 6)
                                        and   deferred    financing   costs   of
                                        approximately $8,285,000 and $8,798,000,
                                        respectively. Deferred financing costs are being amortized over 10 years using the straight-line method.


    3.   Accounts Payable and           Accrued  liabilities were  approximately
         Accrued Liabilities            $30,150,000,  $25,915,000 and $4,603,000
                                        at December 31, 1996,  July 31, 1996 and
                                        1995, respectively. At December 31, 1996
                                        and July 31,  1996  accrued  liabilities
                                        included  approximately  $19,363,000 and
                                        $12,492,000,  respectively,  in reserves
                                        for unfavorable contracts related to the
                                        Acquisition    (see    Note    6)    and
                                        approximately $870,000 and $5,000,000 at
                                        December  31,  1996 and  July 31,  1996,
                                        respectively,   in  acquisition  related
                                        provisions  (see Note 6).  In  addition,
                                        accrued liabilities consisted of various
                                        items   including   employee   benefits,
                                        utilities, interest and plant repairs at December 31, 1996, July 31, 1996 and
                                        1995.


    4.   Supplemental Cash              The Company  made  interest  payments of
         Disclosures                    $11,683,000,  $4,204,000, $4,882,000 and
                                        $4,015,000  and income tax  payments  of
                                        $1,127,000,  $3,668,000,  $6,052,000 and
                                        $1,080,000  during the five month period
                                        ended  December  31, 1996 and the twelve
                                        month period  ended July 31, 1996,  1995
                                        and 1994, respectively. In addition, the
                                        Company   purchased    equipment   under
                                        capital leases for $7,862,000 during the twelve month period ended July 31, 1996.
                                        The Company had non-cash distributions of $5,676,000 and $1,262,000 during the twelve month period ended July 31, 1995 and 1994, respectively.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

    5.   Credit Risk                    Financial  instruments which potentially
                                        subject the Company to concentrations of
                                        credit  risk  consist   principally   of
                                        temporary  cash  investments  and  trade
                                        receivables.   The  Company  places  its
                                        temporary    cash    investments    with
                                        financial   institutions   having   high
                                        credit ratings. Concentrations of credit
                                        risk with  respect to trade  receivables
                                        are limited  due to the large  number of
                                        customers   comprising   the   Company's
                                        customer  base,  and  their   dispersion
                                        across   many   different   geographical
                                        regions.   At  December  31,  1996,  the
                                        Company      had     no      significant
                                        concentrations of credit risk. No single customer accounted for 10% or more of net sales during any of the reported periods.



    6.   Acquisitions and               MannKraft Corporation
         Dispositions
                                        On August 5, 1996, the Company  acquired
                                        490 shares of common  stock of MannKraft
                                        Corporation   ("MannKraft")  from  Stone
                                        Container for $5.5 million. The purchase
                                        represented     49%    of    MannKraft's
                                        outstanding   shares,   increasing   the
                                        Company's  ownership  interest  to  50%.
                                        Since   the   remaining    interest   in
                                        MannKraft is owned indirectly by the Stockholder, the financial statements of
                                        MannKraft are included in the Company's consolidation.

                                        The  acquisition  has been accounted for
                                        using the purchase method of accounting.
                                        The purchase  price was allocated to the
                                        assets purchased and liabilities assumed
                                        based upon fair value at the date of the
                                        acquisition.    The   Company   recorded
                                        goodwill of approximately $4 million, which is being amortized over 15 years. The results of MannKraft's operations have been included in the Company's financial statements since the date of acquisition.

                                        Purchase of Fibre Marketing

                                        Pursuant to a Limited  Liability Company
                                        Agreement, dated as of May 24, 1996, the
                                        Company acquired a 50% interest in Fibre
                                        Marketing   Company,    L.L.C.   ("Fibre
                                        Marketing").   The   Company   made   an
                                        aggregate   capital    contribution   of
                                        $280,000  to Fibre  Marketing  in August
                                        1996.

                                    Four M Corporation and Subsidiaries
                                                          d/b/a Box USA

                             Notes to Consolidated Financial Statements


                                        St. Joe Container Company

                                        On May 30,  1996,  the Company  acquired
                                        substantially  all  of  the  assets  and
                                        certain liabilities of St. Joe Container
                                        Company for  approximately  $160 million
                                        (the "Acquisition").  In accordance with
                                        the  Asset   Purchase   Agreement   (the
                                        "Agreement"),  the Company  entered into
                                        an  investment  in a joint  venture (the
                                        "Mill   Joint   Venture")   between  the
                                        Company and Stone Container  Corporation
                                        ("Stone  Container")  to acquire a paper
                                        mill  (the  "Mill")  owned  by  St.  Joe
                                        Forest Products Company having an annual
                                        production   capacity  of  approximately
                                        500,000  tons  (see  Note 9). On May 30,
                                        1996 the Company issued senior secured notes for $170 million and warrants valued at $600,000 and entered into a revolving credit facility of $80 million to, in part, finance such transactions.

                                        In December 1996,  the Company  received
                                        $5.2   million  as  a   purchase   price
                                        adjustment   in   accordance   with  the
                                        Agreement.

                                        The Acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price, as adjusted as discussed above, has been allocated to the assets purchased and the liabilities assumed based upon fair value at the date of the Acquisition. The purchase price has been allocated as follows:


                  -------------------------------------------------------------
                  Accounts receivable, net                             $ 23,558
                  Inventories, net                                       30,257
                  Property, plant and equipment, net                    120,747
                  Long-term investment                                    5,250
                  Deferred financing costs                                8,798
                  Accounts payable and accrued liabilities               (2,552)
                  Acquisition related provisions (a)         (5,000)
                  Reserve for unfavorable contracts (b)     (17,706)
                  -------------------------------------------------------------
                  Total costs allocated (c)                            $163,352
                  -------------------------------------------------------------

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


                              (a) The Acquisition related provisions consist of professional costs incurred with respect to the Acquisition, costs associated with a plant closure, severance and relocation costs. During the five months ended December 31, 1996 approximately $2.6 million of costs have been applied to this reserve and approximately $1.53 million has been reclassified to reserve for unfavorable contracts (see (b)).

                              (b) The Company has provided for two unfavorable contracts related to the Acquisition and has established a separate reserve for each such unfavorable contract. The first unfavorable contract is the Output Purchase Agreement with the Mill Joint Venture, which requires the Company and Stone Container to each purchase one-half of the Mill's annual output of linerboard. Initially, management determined  it  was  probable  that  the
                                        Company   would  be   required   to  pay
                                        additional  amounts  above  market price
                                        for linerboard as a result of the Output
                                        Purchase   Agreement  and   accordingly,
                                        provided  a  reserve  for  approximately
                                        $11.0   million   in   accordance   with
                                        Accounting  Principles Board Opinion No.
                                        16 "Business  Combinations."  During the
                                        five month  period  ended  December  31,
                                        1996,  the  Company   reevaluated   such
                                        reserve and  increased  this  reserve by
                                        $9.2 million.  The Company increased the
                                        reserve  by  reducing   other   reserves
                                        established  in purchase  accounting and
                                        by   the   purchase   price   adjustment
                                        described above. The Company has charged
                                        approximately  $2.3 million against this
                                        reserve  during  the five  month  period
                                        ended  December 31, 1996 and its balance
                                        at December  31, 1996 was  approximately
                                        $17.9  million.  The second  unfavorable
                                        contract is the Shareholder's  Agreement
                                        relating   to   the   Company's    12.6%
                                        shareholder's interest in Groveton which
                                        requires  the Company to purchase  12.6%
                                        of  Groveton's   annual   production  of
                                        medium   paper  at  a   defined   price.
                                        Management has determined it is probable
                                        that the Company will be required to pay
                                        an  aggregate  $1.5 millon  above market
                                        price  in 1997  and 1998 and as a result
                                        has    provided      a    reserve    for
                                        approximatlely  $1.5 million.  Since the
                                        acquisition,   no   amounts   have  been
                                        charged against this reserve.

                              (c) The Company did not allocate any portion of the purchase price to its investment in the Mill Joint Venture since management believes the investment value is nominal (see Note 9).


                                        Timberline Packing Inc.

                                        In August 1995, the Company sold its 67%
                                        interest in Timberline  Packaging,  Inc.
                                        The   sale   resulted   in  a  gain   of
                                        approximately $166,000.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


                                        The Fonda Group, Inc.

                                        In March 1995, Fonda acquired certain net assets and the business of the Scott Foodservice Division for approximately $30 million in cash plus the assumption of certain liabilities.

                                        In March 1995, the stock of Fonda was distributed to the Stockholder, except for 3.5% which was distributed to a lender as described in Note 13. The distribution to the Stockholder amounted to 96.5% of the net assets of Fonda as of March 31,1995.

                                        Accordingly,  the results of  operations
                                        of  Fonda  are  not   included   in  the
                                        financial  statements  after  March  31,
                                        1995.

                                        The  accounts of Fonda as of and for the
                                        eight  months  ended  March 31, 1995 and
                                        for the  twelve  months  ended  July 31,
                                        1994  are   summarized  as  follows  (in
                                        thousands):

                                                           March 31,    July 31,
                                                                1995        1994
                                      ------------------------------------------
                                      Net sales              $42,413     $61,839
                                      Operating income         1,352       1,788
                                      Net (loss) income         (57)         251
                                      Total assets            33,332      24,668
                                      Stockholder's equity     5,882       5,977
                                      ------------------------------------------

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

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements



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

                                        On August 16, 1996, Box USA Group,  Inc.
                                        ("Box USA"), a  wholly-owned  subsidiary
                                        of the Company,  discontinued operations
                                        at its Flint,  Michigan  facility (which
                                        was  purchased  as a  part  of  the  CPC
                                        Acquisition),     and     disposed    of
                                        substantially  all of the  machinery and
                                        equipment for approximately $2.3 million
                                        and finished goods and  work-in-progress
                                        inventory  and  certain  related  assets
                                        utilized    at   such    facility    for
                                        approximately    $0.3   million    which
                                        resulted in a gain of $480,000.  Box USA
                                        retained   all   accounts    receivable,
                                        accounts   payable  and  raw   materials
                                        inventory. The machinery and equipment were transferred pursuant to a like-kind exchange within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended.


    7.   Results of Operations          Unaudited  results of  operations of the
         for the Five Months            Company  for  the  five   months   ended
         Ended December 31,             December 31, 1995 are as follows:
         1995 (Unaudited)
                                                                   (Unaudited)
                                December 31,                              1995
                                ------------------------------------------------
                                Net sales                              $95,614
                                Gross profit                            14,495
                                Income before income taxes               6,588
                                Provision for income taxes               2,966
                                Net income                               3,622
                                ------------------------------------------------

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

    8.   Condensed                      In connection with the Acquisition,  the
         Consolidating                  Company  issued  and sold  $170  million
         Financial Statements           aggregate principal amount of 12% Series
                                        A  Secured  Notes  due  2006  (the  "Old
                                        Notes").  In September 1996, the Company
                                        registered   $170   million    aggregate
                                        principal  amount of 12% Series B Senior
                                        Secured   Notes   due  2006   (the  "New
                                        Notes").   The  Company  consummated  an
                                        exchange offer pursuant to which the New
                                        Notes were  exchanged  for the Old Notes
                                        in   November   1996.   The   Notes  are
                                        guaranteed on a senior  secured basis by
                                        Box  USA  Group,   Inc.,  Four  M  Paper
                                        Corporation, Page Packaging Corporation,
                                        Box USA,  Inc. and Four M  Manufacturing
                                        Group of Georgia, Inc., each a direct or
                                        indirect wholly owned  subsidiary of the
                                        Company        (collectively,        the
                                        "Guarantors").   The   Notes   are   not
                                        guaranteed by Box USA Paper Corporation,
                                        Box USA of Florida,  L.P., Florida Coast
                                        or    MannKraft    (collectively,    the
                                        "Non-Guarantors").  The Guarantors  have
                                        fully and unconditionally guaranteed the
                                        Notes  on a  joint  and  several  basis.
                                        Separate financial  statements and other
                                        disclosures  concerning  the  Guarantors
                                        are not presented because management has
                                        determined that they are not material to
                                        holders of the Notes.  The following are
                                        unaudited    condensed     consolidating
                                        financial   statements   regarding   the
                                        Company (on a stand-alone basis and on a
                                        consolidated  basis) and  Guarantors and
                                        Non-Guarantors  as of and for  the  five
                                        months  ended   December  31,  1996  (in
                                        thousands):

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

                                   Condensed Consolidating Balance Sheet
                           Four M                        Non     Elimination
                         Corporation    Guarantors   Guarantors    Entries   Consolidated
------------------------------------------------------------------------------------------
Current assets           $         -       $98,772      $10,061  $         -   $108,833
Investment in
   affiliates                 12,188         5,730            -     (12,388)      5,530
Total assets                  12,188       278,905       25,440     (12,388)    303,645
Current liabilities                -        57,010        5,974           -      62,984
Total liabilities                  -       269,287       22,170           -     291,457
Stockholder's equity          12,188         9,118        3,270     (12,388)      12,188
------------------------------------------------------------------------------------------

                                   Condensed Consolidating Statement of Operations
                           Four M                      Non      Elimination
                        Corporation   Guarantors    Guarantors    Entries   Consolidated
-----------------------------------------------------------------------------------------
Net sales               $         -     $176,172       $20,615  $       -      $196,787
Gross profit                      -       22,812         2,671          -        25,483
Income from
   operations                     -        6,765         1,001          -         7,776
Income (loss) before
   income taxes                   -      (3,864)           291          -       (3,573)
Net loss of
   subsidiaries             (2,174)            -             -      2,174             -
Net income (loss)           (2,174)      (2,544)           170     (2,174)      (2,174)
-----------------------------------------------------------------------------------------

                                   Condensed Consolidating Statement of Cash Flows
                         Four M                       Non      Elimination
                       Corporation   Guarantors   Guarantors     Entries    Consolidated
-----------------------------------------------------------------------------------------
Net cash used in       $         -
   operating activities                $(3,151)    $   (779)    $       -      $(3,930)
Net cash used in                 -
   investing activities                 (3,948)        (759)            -       (4,707)
Net cash used in                 -
   financing activities                   8,619        1,638            -        10,257
(Decrease) increase in
   cash and cash
   equivalents                   -        1,520          100            -         1,620
Cash and cash                    -
   equivalents,
   beginning of period                      544          267            -           811
-----------------------------------------------------------------------------------------
Cash and cash
   equivalents, end of $         -
   period                               $ 2,064      $   367    $       -       $ 2,431
-----------------------------------------------------------------------------------------

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


    9.   Investment in Mill             On May 30,  1996,  the Company and Stone
         Joint Venture                  Container each invested $5 million for a
                                        50%  interest in Florida  Coast  Holding
                                        Co., L.L.C.  ("Florida  Coast Holding"),
                                        the   holder   of  all  of  the   member
                                        interests in the Mill Joint Venture (see
                                        Note 6).  Additionally,  Stone Container
                                        made a $30 million loan to Florida Coast
                                        Holding.  In  addition,  the Company and
                                        Stone  Container  have  each  agreed  to
                                        provide the Mill Joint  Venture  with up
                                        to   $10    million   of    subordinated
                                        indebtedness   if  needed  for   general
                                        corporate   purposes.

                                        The  Company's  investment  in the  Mill
                                        Joint Venture is accounted for using the
                                        equity method of accounting.  During the
                                        five month  period  ended  December  31,
                                        1996, the Company did not record its 50%
                                        share  of  the  Mill   Joint   Venture's
                                        operating   results   aggregating  $(3.5
                                        million  since  its  investment  had  no
                                        carrying  value.  As  a  result  of  the
                                        Company's 4.0 million  obligation  under
                                        the Output  Purchase  Agreement,  during
                                        the five month period ended December 31,
                                        1996 the Company recorded  approximately
                                        $1.7  million  as loss on joint  venture
                                        contract and approximatley  $2.3 million
                                        against  its  reserve  for   unfavorable
                                        contracts (see Note 6).


                                        Summarized   balance  sheet  and  income
                                        statement  information of the Mill Joint
                                        Venture, as of December 31, 1996, and for the seven months ended December 31, 1996 were as follows:

                                        Summarized balance sheet information (in thousands):

                                                                    December 31,
                                                                           1996
                         -------------------------------------------------------
                         Current assets                                 31,697
                         Land, buildings and equipment, net            184,946
                         Other assets                                    8,822
                         Current liabilities                            20,542
                         Long term liabilities                         178,867
                         Equity (1)                                     26,056
                         -------------------------------------------------------

                                        Summarized statement of operations (in thousands):

                                                                   Seven Months
                                                                       Ended
                                                               December 31, 1996
                         -------------------------------------------------------
                         Net sales                                    $103,365
                         Net operating income (loss)                     (908)
                         Interest expense                             (13,546)
                         Net loss                                     (13,944)
                         -------------------------------------------------------

                                 (1) Equity of the Mill Joint Venture is held entirely by Stone Container.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


   10.   Inventories                    Inventories consist of the following (in
                                        thousands):


                                                                   July 31,
                                             December 31, ----------------------
                                                     1996      1996       1995
                          ------------------------------------------------------
                          Raw materials           $25,056   $25,410    $10,710
                          Work-in-process           1,615     1,563        632
                          Finished goods            6,225     5,759      3,768
                          ------------------------------------------------------
                                                  $32,896   $32,732    $15,110
                          ------------------------------------------------------


    11.   Property, Plant               Property, plant and equipment consist of
          and Equipment                 the following (in thousands):


                                                                     July 31,
                                    Life in     December 31, ---------------------------
                                     Years          1996         1996          1995
----------------------------------------------------------------------------------------
Land and buildings                      20         $ 56,384    $  50,015      $  9,107
Machinery and equipment               3-20          142,145      125,574        31,819
Leasehold improvements                5-10            1,402        1,461         1,362
Furniture and fixtures                   5            3,071        2,798         2,987
Autos and trucks                         5              460          365           306
----------------------------------------------------------------------------------------
                                                    203,462      180,213        45,581
Less: accumulated
   depreciation                                      30,129       22,240        18,537
----------------------------------------------------------------------------------------
                                                   $173,333     $157,973       $27,044
----------------------------------------------------------------------------------------

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


                                        Depreciation  expense was  approximately
                                        $5,135,000  for the  five  months  ended
                                        December 31, 1996. Depreciation expense was approximately $5,118,000, $4,887,000 and  $5,014,000 for the years ended July
                                        31, 1996, 1995 and 1994, respectively.

                                        Property,  plant and equipment  includes
                                        equipment   under   capital   leases  as
                                        follows (in thousands):


                                                          July 31,
                                   December 31, --------------------------
                                           1996          1996       1995
---------------------------------------------------------------------------
Equipment                                $8,332         $8,332     $1,170
Less: accumulated depreciation              710            634        311
---------------------------------------------------------------------------
                                         $7,622         $7,698    $   859
---------------------------------------------------------------------------

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


   12.   Long-Term Debt                 Long-term  debt consist of the following
                                        (in thousands):






                                                           July 31,
                                         December 31,  ------------------
                                            1996        1996     1995
-------------------------------------------------------------------------
12% senior secured notes (a)              $170,000    $170,000  $      -
Revolving credit agreements (b)             22,235       7,258   16,110
Mortgages (weighted average
   interest rate as of December 31,
   1996 7.9%)                                2,374       2,456    2,620
Term loan agreements (c)                     8,500           -    9,913
Pre-petition creditors (discounted at
9%)(d)                                           -           -      275
Other                                          832       2,267    2,857
-------------------------------------------------------------------------
                                           203,941     181,981   31,775
Capital lease obligations (Note 16)          7,283       7,551      592
-------------------------------------------------------------------------
                                           211,224     189,532   32,367
Less: current portion                        2,447       2,440    2,449
-------------------------------------------------------------------------
Long-term debt                            $208,777    $187,092  $29,918
-------------------------------------------------------------------------

                              (a) On May 30, 1996, the Company issued $170 million aggregate principal amount of 12% Series A Senior Secured Notes (the "Notes") due 2006 to, in part, finance the Acquisition. The Notes are secured by the Company's real and personal property other than accounts receivable, inventory and certain related assets and interest is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 1996.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


                              (b) On May 30, 1996, the Company entered into a new credit facility (the "Credit Facility") in the amount of $80 million. The Credit Facility is secured by accounts receivable, inventories and certain related assets. Advances are limited to 85% of eligible receivables and the lesser of 60% of eligible inventories or $40 million. The Credit Facility matures on May 30, 2001. The interest rate at December 31, 1996 was prime (8.25% at December 31, 1996) plus .75%. At December 31, 1996, the Company had outstanding $16,566,000 and available approximately $30.6 million of additional credit under the Credit Facility. The Company has the ability to convert interest on some or all of its advances to a LIBOR based rate. At December 31, 1996, the Company had converted $8.0 million of its debt under this option at a rate of 8.25%. This LIBOR based arrangement matured on March 2, 1997 and was replaced with a 90 day contract for $10 million. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type. In addition, the Credit Facility requires that the Company maintain certain specified financial covenants, including, without limitation, a minimum tangible net worth, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants, as amended, at December 31, 1996,

                                        Mannkraft Corporation (see Note 6) has a
                                        revolving   credit   agreement  for  $10
                                        million,    secured   by    inventories,
                                        receivables  and  equipment.  Borrowings
                                        are   limited   to   85%   of   eligible
                                        inventory.  Mannkraft had  approximately
                                        $5,669,000  outstanding  and $249,000 of
                                        additional credit available under this agreement at December 31, 1996. Interest under this agreement is prime (8.25% at December 31, 1996) plus 1%. MannKraft has the ability to convert interest on some or all of its advances to a LIBOR based rate equal to LIBOR plus 3.5%.

                              (c) Mannkraft Corporation had outstanding at December 31, 1996 an $8.5 million term loan due September 30, 2001 which is secured by Mannkraft's equipment, real estate and eligible receivables. This loan bears interest at the prime rate (8.25% at December 31, 1996) plus 1.5%.
                                        Mannkraft has the ability to convert some or all of this term loan to a LIBOR based rate equal to LIBOR plus 3.5%. At December 31, 1996, MannKraft had $8.0 million of its debt under this option at a rate of 9.0%.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


                              (d) In January 1995, Four M assumed certain outstanding pre-petition creditor
                                        liabilities   from   Fonda   aggregating
                                        $870,000   in   exchange   for   partial
                                        settlement of amounts owed to Fonda by Four M. In July 1995, this assumed liability of $870,000 was settled for $455,000 resulting in an extraordinary gain of $241,000 net of income taxes.

                                        Long-term debt, excluding capital lease obligations, is payable as follows (in thousands):


                                       --------------------------------------
                                       1997                       $   1,352
                                       1998                           1,804
                                       1999                           1,472
                                       2000                           1,942
                                       2001                           3,657
                                       Thereafter                   193,714
                                       --------------------------------------
                                                                   $203,941
                                       --------------------------------------



   13.   Subordinated Debt              Subordinated   debt   consists   of  the
                                        following (in thousands):

                                                                   July 31,
                                       December 31,   --------------------
                                               1996     1996       1995
---------------------------------------------------------------------------
Subordinated notes (a)                       $2,279       $  -    $      -
Debt with warrants (b)                            -          -      2,080
Less: Deferred interest                        (365)         -          -
        Current portion                           -          -     (1,000)
---------------------------------------------------------------------------
Long-term subordinated debt                  $1,914       $  -    $ 1,080
---------------------------------------------------------------------------

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

                              (a) Prior to the Company's purchase of MannKraft, the Bankruptcy Court confirmed MannKraft's Plan of Reorganization and MannKraft emerged from Chapter 11 of the United States Bankruptcy Code. Pursuant to Mannkraft's Plan of Reorganization, Mannkraft's previous shareholders received
                                        $2,750,000  in cash and notes payable in
                                        consideration   of  full  and   complete
                                        satisfaction  of  their  interests.  The
                                        first note is in the principal amount of
                                        $700,000  and interest is payable on the
                                        outstanding  principal  balance  at 7.5%
                                        per  annum  paid  quarterly,   with  the
                                        exception  of  the  first  six  payments
                                        which are payable in the year 2001.  The
                                        second  and  third   notes  are  in  the
                                        principal   amounts  of  $1,179,000  and
                                        $321,000,    respectively,    and    are
                                        non-interest  bearing.  The  notes  have
                                        been  discounted  using  a  rate  of  8%
                                        resulting in aggregate  initial deferred
                                        interest of $838,638.  Deferred interest
                                        is accreted  over the  repayment  period
                                        using the  balance  outstanding  method.
                                        All three  notes are  payable  beginning
                                        after  fiscal  year ending July 31, 1999
                                        provided that MannKraft's secured claims
                                        and trade and other  claims  are paid in
                                        full.  The notes are secured by a pledge
                                        agreement    executed    by    Four    M
                                        Manufacturing Group of New Jersey, Inc.

                              (b) In January 1990, the Company borrowed $4,000,000 (the "Subordinated Debt") from a lender (the "Holder") and issued a warrant (the "Warrant") to the Holder to purchase 513,000 shares of its common stock. Interest on the Warrant was accreted such that at March 31, 1995, the Warrant had a value of $2,184,000. In March 1995, the Subordinated Debt was restructured as follows: (i) the Company distributed 35 shares (3.5%) of the issued and outstanding stock of Fonda to the Holder (see Note 6), in exchange for a portion of the outstanding principal balance of the Subordinated Debt; and
                                        (ii) in  consideration  of the  Holder's
                                        surrendering   the   Warrant,   and   in
                                        satisfaction of the remaining portion of
                                        the   Subordinated   Debt  and  interest
                                        accrued  thereon,  payments  aggregating
                                        $4,000,000   were  made,  with  a  final
                                        payment of $1,080,000  which was made on
                                        July 30, 1996,  together  with  interest
                                        accrued  thereon.   As  a  result,   the
                                        Company recognized an extraordinary gain
                                        of $1,978,000 in 1995 which  represented
                                        the excess of the recorded  value of the
                                        Warrant     settled    less    $206,000,
                                        representing 3.5% of the net assets of Fonda at March 31, 1995.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

   14.   Income Taxes                   Components  of provision  (benefit)  for
                                        income   taxes   are  as   follows   (in
                                        thousands):

                                     5 Months
                                        Ended          12 Months Ended July 31,
                                      December 31,  ---------------------------
                                         1996       1996         1995      1994
--------------------------------------------------------------------------------
Current:
   Federal                             $(2,362)   $ 4,441    $ 4,675    $    --
   State                                  (702)       889      1,120        275
                                                                        -------
                                        (3,064)     5,330      5,795        275
                                                                        -------
Deferred:
   Federal                               1,206     (1,261)      (250)      (481)
   State                                   372       (252)       (62)      (119)
                                                                        -------
                                         1,578     (1,513)      (312)      (600)
                                                                        -------
Provision (benefit)
   for income taxes before
   extraordinary item                   (1,486)     3,817      5,483       (325)
Taxes on extraordinary item                 --         --        174         --
                                                                        -------
                                       $(1,486)   $ 3,817    $ 5,657    $  (325)
                                                                        -------



                                        Deferred  income  taxes  reflect the tax
                                        effect of temporary  differences between
                                        carrying    amounts    of   assets   and
                                        liabilities for financial  reporting and
                                        income tax purposes. Deferred tax assets
                                        (liabilities)   result  from   temporary
                                        differences as follows (in thousands):

                                                  December 31,
                                                     1996             July 31,
                                                             --------------------------
                                                                    1996         1995
---------------------------------------------------------------------------------------
Current:
   Allowance for doubtful
     accounts receivable                            $    670    $    581      $   751
   Capitalized inventory costs                         1,632       1,213         762
   Accrued salaries and benefits                         964         730         299
   Provisions for losses                               9,133       7,350          --
   Other                                                 262         367         189
                                                                            --------
           Current deferred tax assets                12,661      10,241       2,001
                                                                            --------
Long term:
   Property, plant and equipment                     (19,340)    (10,390)     (3,663)
   MannKraft net operating loss carryforward           4,854          --          --
                                                                            --------
           Net long-term deferred tax liabilities    (14,486)    (10,390)     (3,663)
                                                                            --------
Net deferred tax liabilities                        $ (1,662)   $ (1,825)   $   (149)
                                                                            --------

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


                                        The effective tax rate was different than the federal statutory rate due to the following:

                                       Five Months
                                          Ended             12 Months Ended July 31,
                                      December 31,     ----------------------------------
                                          1996               1996      1995        1994
-----------------------------------------------------------------------------------------
Tax (benefit) at the statutory
   Federal rate                            (35.0)%           35.0%     34.0%      (34.0)%
State income taxes (net of
   Federal benefit)                         (6.0)             6.4       4.0         7.0
Non-deductible interest                         -               -       3.0         5.3
Reversal of valuation
   allowance                                    -               -     (3.7)        11.7
Other                                       (0.6)             1.3     (4.0)         1.5
-----------------------------------------------------------------------------------------
                                           (41.6)%           42.7%    33.3%        (8.5)%
-----------------------------------------------------------------------------------------

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



   15.   Minority Interest              Minority    interest    represents   the
                                        minority stockholder's investment plus its proportionate share of the income or loss of the respective subsidiary.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


   16.   Leases                         The Company  leases  several  facilities
                                        and certain equipment used in connection
                                        with   its   manufacturing   operations.
                                        Future  minimum   payments  for  capital
                                        leases  and   noncancellable   operating
                                        leases with initial or remaining terms of one year or more are (in thousands):


                                                   Capital         Operating
Year ending December 31,                            Leases            Leases
------------------------------------------------------------------------------
1997                                                $1,957             5,033
1998                                                 1,883             4,314
1999                                                 1,671             3,350
2000                                                 1,662             2,573
2001                                                 1,634             1,921
Thereafter                                             876             7,761
------------------------------------------------------------------------------
Total minimum lease payments                         9,683            24,952
                                                                 -------------
Less: amount representing interest                  (2,400)
------------------------------------------------------------
Present value of capital lease obligations           7,283
------------------------------------------------------------



                                        Rent expense under operating  leases was
                                        approximately  $3,555,000  for the  five
                                        months ended  December  31,  1996.  Rent
                                        expense  under   operating   leases  was
                                        approximately $5,041,000, $4,613,000 and
                                        $4,984,000 for the years ended July 31, 1996, 1995 and 1994, respectively.



   17.   Related Party                  The  Stockholder is an owner of entities
                                        from  which the  Company  rents  certain
                                        Transactions    property,    plant   and
                                        equipment.  Rent  expense  for the  five
                                        months  ended   December  31,  1996  was
                                        approximately  $434,000.  Rental expense
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

                                        The  Stockholder  has been a part  owner
                                        since  1993 of  MannKraft,  to which the
                                        Company  sold  approximately  $1,351,000
                                        and $3,300,000 of material in the twelve
                                        months  ended  July 31,  1996 and  1995,
                                        respectively.  There  were  no  material
                                        sales to this  entity  during the twelve
                                        month period  ended July 31,  1995.  The
                                        Company  believes  that  the  prices  at
                                        which such sales were made are not below
                                        market levels. For the five month period
                                        ended  December 31,  1996,  all sales to
                                        MannKraft   have  been   eliminated   in
                                        consolidation.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


                                        The Company had outstanding  receivables
                                        from   officers  and  employees  in  the
                                        amount  of  $286,000,   $1,124,000   and
                                        $1,474,000  at December 31,  1996,  July
                                        31,   1996   and  at  July   31,   1995,
                                        respectively,    all   of   which    are
                                        non-interest bearing. These receivables are classified as other assets.

                                        An officer of the  Company has been part
                                        owner since 1994 of Fibre Marketing,  to
                                        which  the  Company  sold  approximately
                                        $3,130,074   of  material  in  the  five
                                        months  ended   December  31,  1996  and
                                        $2,024,000 and $3,400,000 of material in
                                        the twelve  months  ended July 31,  1996
                                        and  1995,  respectively.   The  Company
                                        believes that the prices at which such sales were made are not below market levels.



   18.   Commitment and                 Purchase Commitments
         Contingencies

                                        The Company has  commitments to purchase
                                        paperboard  inventory  from  four  major
                                        vendors. The total commitment is for the
                                        purchase  of  up  to  170,000   tons  of
                                        inventory   annually   through  December
                                        2001. The price per ton will be based on market rates.

                                        As discussed in Note 6, the Company has commitments to purchase one half the production of the Mill. The price per ton is based on the Output Purchase Agreement discussed in Note 6.

                                        Additionally the Company is required to purchase 12.6% of the output of the Groveton medium mill at prices defined in an agreement among the owners of the mill. The mill's production capacity is approximately 140,000 tons annually.

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

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements


                                        The Company is involved in various other
                                        legal actions and claims  arising in the
                                        ordinary   course   of   its   business.
                                        Management    believes    that   current
                                        litigation  and claims  will be resolved
                                        without  any  material   effect  on  the
                                        Company's financial statements

                                        Savings and Investment Plans

                                        The Company has two defined contribution
                                        savings and  investment  plans  covering
                                        most of its non-union  employees with at
                                        least one year of service. One plan does
                                        not  provide  for  matching  of employee
                                        contributions.  Under  the  other  plan,
                                        employee contributions up to 6% of their
                                        salary  are  matched  at  20%.  Expenses
                                        incurred  under both plans  amounted  to
                                        approximately   $130,000  for  the  five
                                        months  ended   December  31,  1996  and
                                        $195,000,  $107,000  and $81,000 for the
                                        years  ended  July  31,  1996,  1995 and
                                        1994, respectively.

                                        The Company amended one of its plans, effective January 1, 1997, to increase the Company's employee match to 50%

                                        Pension Plans

                                        The  Company  has  defined  contribution
                                        plans   for   its    union    employees.
                                        Contributions are made by the Company at
                                        a defined rate per hour worked.  Expense
                                        incurred  under these plans  amounted to
                                        approximately   $306,000  for  the  five
                                        months  ended   December  31,  1996  and
                                        $93,000,  $67,000 and  $431,000  for the
                                        years  ended  July  31,  1996,  1995 and
                                        1994, respectively.

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

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

   19.   Subsequent Events              The Company has experienced a decline in
                                        prices  for  corrugating   medium  as  a
                                        result  of  increased  capacity  in  the
                                        industry and  decreased  demand for such
                                        products. As a result of this decline in
                                        price and demand,  the Company will shut
                                        down  its Ft.  Madison  Mill as of March
                                        31,  1997 for an  indefinite  period  of
                                        time. Operations at the Ft. Madison Mill
                                        will  resume   when  market   conditions
                                        warrant a resumption of  production.  In
                                        addition,    the   Company   and   Stone
                                        Container, as partners in the Mill Joint
                                        Venture,  (see Note 9) have  decided  to
                                        shut  down the St.  Joe Mill on April 1,
                                        1997 for an  indefinite  period of time.
                                        The Company  continues  to be subject to
                                        the   terms  of  the   Output   Purchase
                                        Agreement (see Note 6) .

                                        The   Company   sold   certain   of  its
                                        machinery    and    equipment   in   its
                                        corrugating  facility located in College
                                        Park,   Georgia  in  January   1997  for
                                        approximately $2.5 million.