Form 10-K/A
period 1996-12-31
FOUR M CORP; BOX USA GROUP INC; FOUR M PAPER CORP; PAGE PACKAGING CORP; BOX USA INC; FOUR M MANUFACTURING GROUP OF GEORGIA INC
filed 1997-04-02
CIK 1018219, 1018678, 1018679, 1018681, 1018682, 1018683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-K/A

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-K/A

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

     As of March 31, 1997, registrant had 6,815,867 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part 1, Item 8:

      The Financial Statements for the period from May 30, 1996 to December 1, 1996, together with the Independent Auditors' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996 and the two years ended December 31, 1995 and 1994 together with the Independent
Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Annual Report on Form 10-K for Florida Coast Paper Company, L.L.C., ("Florida Coast") (File No. 333-8023) ("Florida Coast 10-K") as filed with the Securities and Exchange Commission ("SEC") on March 31, 1997 are incorporated herein by reference.

                               FOUR M CORPORATION
                         TRANSITION REPORT ON FORM 10-K/A
                                TABLE OF CONTENTS



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

Ft. Madison Mill

         The Company's paper mill in Ft. Madison, Iowa was acquired out of bankruptcy in January 1994. In 1993, the Ft. Madison Mill had a capacity of approximately 70,000 tons per year or 200 tons per day of corrugating medium. Actual production for 1993 was approximately 165 tons per day. Following the acquisition of the Ft. Madison Mill, the Company improved production by providing management leadership, supplying necessary working capital and initiating significant repairs. By the first quarter of 1995, the Ft. Madison Mill began to achieve record daily production levels, thereby lowering unit operating costs and increasing sales. In Fiscal 1996, the Ft. Madison Mill produced approximately 77,726 tons, and in the 1996 Transition Period, it produced approximately 31,699 tons, or 222 tons per day.

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

Box USA of Florida, L.P.

         In the 1996 Transition Period, Four M Manufacturing Group of Georgia, Inc. acquired a 51% interest in Box USA of Florida, L.P. ("Florida, L.P."). Florida, L.P. operates a sheet plant in Jacksonville, Florida.

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

                          Approximate                             Leased
Location                  Square Footage           Type           or Owned
--------                  --------------           ----           --------

Birmingham, AL (1)          167,000             Corrugator          Owned
Compton, CA                 135,000             Corrugator          Leased
Port St. Joe, FL (1)(2)(6)  142,000             Corrugator          Leased
Lake Wales, FL (1)          275,000             Corrugator          Owned
Stockbridge, GA (3)         160,000             Corrugator          Leased
Chicago, IL (1)             185,000             Corrugator          Owned
Hartford City, IN (1)       277,150             Corrugator          Owned
Louisville, KY (1)          240,000             Corrugator          Owned
Baltimore, MD (1)           220,000             Corrugator          Owned
Newark, NJ                  180,000             Corrugator          Owned
Charlotte, NC (1)           170,000             Corrugator          Owned
Newark, OH                  107,000             Corrugator          Owned
Eighty Four, PA             133,000             Corrugator          Owned
Pittsburgh, PA (1)          225,000             Corrugator          Owned
Laurens, SC (1)             180,000             Corrugator          Owned
Memphis, TN (1)             216,000             Corrugator          Owned
Dallas, TX (1)              187,000             Corrugator          Owned
Houston, TX (1)             157,000             Corrugator          Owned
Chesapeake, VA (1)          148,000             Corrugator          Owned
Dothan, AL (1)               31,000             Sheet               Owned
Montebello, CA (6)           90,000             Sheet (4)           Leased
San Leandro, CA             110,000             Sheet (4)           Leased
Jacksonville, FL             72,700             Sheet               Leased
Byesville, OH                60,000             Sheet               Owned
Jacksonville, FL (3)         69,000             Partition           Leased
Litchfield, IL               42,000             Partition           Leased
Portland, IN (3)             40,500             Partition           Leased
Bethesda, OH (3)             44,100             Partition           Leased
Ft. Madison, IA(6)          138,570             Mill                Owned
Valhalla, NY                 16,000             Executive Offices   Leased
New York City, NY             3,500             Executive Offices   Leased
College Park, GA (1)(7)     167,000             Corrugator          Owned
Vernon, CA (5)              200,000             Sheet               Owned
North Brunswick, NJ (6)     107,220             Sheet               Owned

-----------
(1)  Properties acquired in the Acquisition.
(2) Property net leased from the Mill Joint Venture for a nominal rental payment.
(3) Properties owned, directly or indirectly, by Dennis Mehiel. See "Certain Relationships and Related Party Transactions."
(4)  Sheet plants which have the capability to produce partitions.
(5) Acquired on June 4, 1996 by Box USA Group, Inc., a wholly-owned subsidiary of the Company for approximately $4.5 million. The Company has spent approximately $1.2 million for capital expenditures on this plant. Full operations are expected to commence during Fiscal 1997.
(6)  Inactive facilities.
(7) Machinery and equipment sold in January 1997. The plant was net leased to the purchaser.

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


                                               Five Months Ended
                                                 December 31,                                     Fiscal Year Ended July 31,
------------------------------------------------------------------------------------------------------------------------------------
                                               1996        1995        1996         1995           1994         1993         1992
                                               ----        ----        -----        ----           -----        -----        -----
                                                                             (In thousands)
Statement of Operation Data:
Net sales ..............................    $ 196,787    $ 95,614   $ 257,817    $ 271,994     $ 228,563     $ 214,936    $ 203,179
Cost of goods sold .....................      171,304      81,119     222,105      232,154       205,025       192,208      178,189
                                            ---------    --------   ---------    ---------     ---------     ---------    ---------
Gross profit ...........................       25,483      14,495      35,712       39,840        23,538        22,728       24,990
Selling, general and administrative
expenses ...............................       17,707       6,320      19,217       19,703        22,018        21,813       23,663
                                            ---------    --------   ---------    ---------     ---------     ---------    ---------
Income from operations .................        7,776       8,175      16,495       20,137         1,520           915        1,327
Loss on joint venture contract .........        1,668          --          --           --            --            --           --
Other income ...........................          425           2          --        1,927           126         3,651        5,917
Interest expense .......................       10,106       1,589       7,565        5,607         5,448         4,948        5,903
                                            ---------    --------   ---------    ---------     ---------     ---------    ---------
Income (loss) before  provision  (benefit)
     for income taxes,  minorit  interest,
     cumulative effect of change in method
     of accounting and  extraordinary gain
      on early retirement of debt ......       (3,573)      6,588       8,930       16,457        (3,802)         (382)       1,341
Minority interest ......................          (87)         --          --         (146)         (180)           --           94
Cumulative effect in change in method
     of accounting for taxes on income .           --          --          --           --           381            --           --
Provision (benefit) for income taxes ...       (1,486)      2,966       3,817        5,483          (325)          453          832
Extraordinary gain on early retirement
     of debt............................           --          --          --        2,219            --            --          321
                                            ---------    --------   ---------    ---------     ---------     ---------    ---------
Net income (loss) ......................    $  (2,174)   $  3,622   $   5,113    $  13,047     $  (3,276)    $    (835)   $     924
                                            =========    ========   =========    =========     =========     =========    =========

Other Financial Data:
Ratio of earnings to fixed charges(1) ..         0.7x        3.9x        2.0x         3.3x           .5x          1.0x         1.1x
EBITDA(2) ..............................    $  11,820    $  9,469   $  21,677    $  25,382     $   6,796     $   6,209    $   6,664
Net cash provided by (used for)
     operating activities(3) ...........       (3,930)      1,127      27,060       (2,217)        4,794         8,860        3,615
Net cash provided by (used for)
     investing activities ..............       (4,707)       (221)   (166,642)      (1,975)       (9,126)       (4,135)       3,733
Net cash provided by (used for)
     financing activities ..............       10,257      (1,032)    139,167        3,518         5,182        (3,841)      (8,336)
Depreciation and amortization ..........        5,287       1,432       5,182        5,245         5,276         5,294        5,337
Capital expenditures ...................       (6,721)     (1,405)      8,612        3,690         3,916         3,935        2,862
Adjusted net sales(4) ..................      196,787      89,252     246,140      212,562       155,869       153,857      139,116
Adjusted EBITDA(4) .....................       11,820      10,919      24,831       24,210         3,926         2,196        3,110


                                               Five Months Ended
                                                 December 31,                                     Fiscal Year Ended July 31,
------------------------------------------------------------------------------------------------------------------------------------
                                               1996        1995        1996         1995           1994         1993         1992
                                               ----        ----        -----        ----           -----        -----        -----
                                                                              (In thousands)
Balance Sheet Data:
Working capital ........................    $  45,849    $ 16,108   $  37,590    $  14,504     $   8,903     $  10,413    $  11,573
Property, plant and equipment, net .....      173,333      33,736     157,973       27,044        36,536        36,052       37,636
Total assets ...........................      303,645      76,322     263,809       73,137        93,933        79,716       85,744
Total long-term debt ...................      210,691      36,113     187,092       30,998        44,105        40,993       44,285
Stockholder's equity ...................       12,188      12,131      14,362        8,649         1,278         4,554        5,389

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

(4) Adjusted to exclude the results of The Fonda Group, Inc. ("Fonda"), which was a subsidiary until March 1995, and the Flint, Michigan facility (the "Flint Facility") which was owned by Box USA Group, Inc. ("Box USA Group"), a wholly-owned subsidiary of the Company. On August 16, 1996, Box USA Group discontinued its operations at the Flint Facility and disposed of substantially all of the machinery and equipment, finished goods and work-in-progress inventory and certain related assets utilized at such facility.

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

Summary Sales Table


                                       Five Months Ended December 31,                          Fiscal Year Ended July 31,
                                    -------------------------------------   -------------------------------------------------------
                                          1996               1995                1996               1995               1994
                                    -----------------   -----------------   ----------------    ---------------    ----------------
                                                                                (in millions)
                                               Percent           Percent            Percent              Percent             Percent
                                               of Net             of Net             of Net               of Net              of Net
                                      Amount    Sales   Amount    Sales     Amount   Sales      Amount    Sales     Amount    Sales
                                      ------    -----   ------    -----     ------   -----      ------    -----     ------    -----
Net sales .......................  $  196.8    100.0%  $  95.6    100.0%  $  257.8    100.0%  $  272.0    100.0%  $  228.6   100.0%
Cost of goods sold ..............     171.3     87.0      81.1     84.8      222.1     86.2      232.2     85.4      205.0    89.7
Gross profit ....................      25.5     13.0      14.5     15.2       35.7     13.8       39.8     14.6       23.6    10.3
Selling, general and
     administrative expenses ....      17.7      9.0       6.3      6.6       19.2      7.4       19.7      7.2       22.0     9.6
Income from operations ..........       7.8      4.0       8.2      8.6       16.5      6.4       20.1      7.4        1.6     0.7
Loss on joint venture
     contract ...................       1.7      0.9        --       --         --       --         --       --         --      --
Other income ....................       0.4      0.9        --       --         --       --        2.0      0.7        0.1     0.1
Interest expense ................      10.1      5.1       1.6      1.7        7.6      2.9        5.6      2.1        5.5     2.4
                                     ------    -----     -----    -----     ------    -----     ------    -----     ------   -----
Income (loss) before provision
     (benefit) for income taxes,
     minority interest and
     extraordinary gain on early
      retirement of debt ........      (3.6)    (1.8)      6.6      6.9        8.9      3.5       16.5      6.1       (3.8)   (1.6)
Provision (benefit) for
     income taxes ...............      (1.5)    (0.1)      3.0      3.1        3.8      1.5        5.5      2.0       (0.3)   (0.1)
                                      ------    -----     -----    -----     ------    -----     ------    -----     ------   -----
Net income (loss) before
     minority interest and
     extraordinary gain on
     early retirement of debt ...  $   (2.1)    (1.1)% $   3.6      3.8%  $    5.1      2.0%  $   11.0      4.1%  $   (3.5)   (1.5)%
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

Fiscal 1996 Compared to Fiscal 1995

         The Company's net sales decreased $14.2 million, or 5.2%, to $257.8 million in Fiscal 1996 compared to $272.0 million in the twelve month period ended July 31, 1995 ("Fiscal 1995"). Net sales for the Company's converting operations increased $39.9 million, or 20.4%, to $235.9 million in Fiscal 1996 compared to $196.0 million in Fiscal 1995 primarily as a result of the Acquisition, which increased sales by $44.8 million, or 22.8%. This increase was partially offset by the effect of the sale in August 1995 by the Companmy of its equity interest in Timberline Packaging, Inc. ("Timberline"), a converting facility which accounted for $1.2 million, or 0.5%, of net sales for Fiscal 1996 compared to $13.6 million, or 5.0%, for Fiscal 1995. Net sales at the Ft. Madison Mill decreased $11.7 million, or 34.8%, to $21.9 million in Fiscal 1996 compared to $33.6 million in Fiscal 1995 due to a 16.1% decrease in price per ton to $371.47 in Fiscal 1996 from $442.67 in Fiscal 1995. The Company's net sales decreased by $42.4 million, or 15.6%, in Fiscal 1996 due to the spinoff of Fonda in March 1995.

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

         Chris Mehiel, the brother of Dennis Mehiel, is a co-founder of the Company and has been Executive Vice President, Chief Operating Officer and a Director of the Company since September 1995. Mr. Mehiel was President of Fibre Marketing Group, Inc., a waste paper recovery business which he co-founded, from 1994 to January 1996. He is the President of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of MannKraft Corporation, a corrugated container manufacturer affiliated with the Company. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

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

    The Company has outstanding notes and loan receivables from Gerald Adams and Timothy McMillin in the amount of $100,000 and $25,000, respectively, at the end of Fiscal 1996 which are non-interest bearing and are due on June 30, 1999 and on demand, respectively. The Company had outstanding notes and loans receivables from Dennis Mehiel in the amount of $0.8 million and $1.5 million at the end of Fiscal 1996 and Fiscal 1995, respectively, all of which have been paid and were non-interest bearing. Of these amounts, approximately $0.8 million and $0.7 million, at the end of Fiscal 1996 and Fiscal 1995, respectively, relate to the cumulative premiums on life insurance policies paid by the Company on behalf of Mr. Mehiel.

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

    The Financial Statements for the period from May 30, 1996 to December 31, 1996, together with the Independent Auditors' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996, together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Florida Coast 10-K as filed with the SEC on March 31, 1997 are incorporated herein by reference.

(b) Exhibits:

    Exhibits 2.1 through 10.6 and Exhibit 21.1, are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043).

Exhibit
Number                    Description of Exhibit
------                    ----------------------

2.1 Asset Purchase Agreement, dated as of November 1, 1995, among Four M Corporation (the "Company"), St. Joe Forest Products Company, St. Joe Container Company, St. Joe Paper Company and Florida Coast Paper
      Company, L.L.C. ("Florida Coast").
3.1   Certificate of Incorporation of the Company.
3.2   Certificate of Incorporation of Box USA Group, Inc.
3.3   Certificate of Incorporation of Four M Paper Corporation.
3.4   Certificate of Incorporation of Page Packaging Corporation.
3.5   Certificate of Incorporation of Box USA, Inc.
3.6   Certificate of Incorporation of Four M Manufacturing Group of Georgia,
      Inc.
3.7   By-laws of the Company.
3.8   By-laws of Box USA Group, Inc.
3.9   By-laws of Four M Paper Corporation.
3.10  By-laws of Page Packaging Corporation.
3.11  By-laws of Box USA, Inc.
3.12  By-laws of Four M Manufacturing Group of Georgia, Inc.
4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee").
4.2 Form of 12% Series A and Series B Senior Secured Notes, dated as of May 30, 1996 (incorporated by reference to Exhibit 4.1).
4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co. Inc. (the "Initial Purchaser").
4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7 Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors.
4.8 Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9 Guaranty, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation
      ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the financial institutions named therein (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5  Stock  Appreciation  Unit Plan of the  Company,  dated as of
      August 1, 1992,  and  Amendment  No. 1 thereto,  dated as of
      August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
10.7 First Amendment to Financing and Security Agreement and Additional Borrower Joinder Supplement, dated as of February 28, 1997, among the Company, the Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.
12.1  Statement re computation of ratios.
21.1  Subsidiaries of the registrant.
27.1  Financial Data Schedule.
99.1 The Financial Statements for the period from May 30, 1996 to December 1, 1996, together with the Independent Accountants' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996 and the two years ended December 31, 1995 and 1994 together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Florida Coast 10-K as filed with SEC on March 31, 1997.

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

Valhalla, NY
March 18, 1997


                                                                               Four M Corporation and Subsidiaries
                                                                                                     d/b/a Box USA

                                                                                       Consolidated Balance Sheets
                                                                             (In Thousands, except per share data)

                                                                      December 31,        July 31,         July 31,
                                                                          1996              1996             1995
--------------------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash and cash equivalents                                          $  2,431           $    811           $ 1,226
   Accounts receivable, less allowance for doubtful
      accounts of $1,621, $1,909 and $1,778, respectively
      (Note 12)                                                         52,775             43,193            22,867
   Inventories (Notes 10 and 12)                                        32,896             32,732            15,110
   Deferred income taxes  (Note 14)                                     12,661             10,241             2,001
   Notes, advances and other receivables                                 3,863              1,433             1,452
   Income taxes recoverable                                              4,207                 --                --
                                                                         -----            --------           -------
              Total current assets                                     108,833             88,410            42,656
Property, plant and equipment, net  (Notes 11 and 12)                  173,333            157,973            27,044
Goodwill and other intangibles, net of accumulated
   amortization of $880, $763 and $546, respectively
   (Note 6)                                                              4,678                933             1,007
Other assets (Notes 2 and 17)                                           16,801             16,493             2,430
                                                                        ------             ------             -----
                                                                      $303,645           $263,809           $73,137
                                                                      ========           ========           =======
                                                                                                            -------
Liabilities and Stockholder's Equity
Current:
   Accounts payable and accrued liabilities (Note 3)                  $ 60,537            $48,380           $24,703
   Current maturities of long-term debt and subordinated
      debt (Note 12 and 13)                                              2,447              2,440             3,449
                                                                         -----              -----             -----
              Total current liabilities                                 62,984             50,820            28,152
Long-term debt (Note 12)                                               208,777            187,092            29,918
Subordinated debt  (Note 13)                                             1,914                 --             1,080
Deferred income taxes  (Note 14)                                        14,486             10,390             3,663
Minority interest (Note 15)                                              1,584                 --               326
Other liabilities                                                        1,712              1,145             1,349
                                                                         -----              -----             -----
              Total liabilities                                        291,457            249,447            64,488
                                                                       -------            -------            ------
Commitments and contingencies (Note 8,9, 16 and 18)
Stockholder's equity
   Common stock, $.125 par value, 10,000,000 shares
      authorized; 7,229,770 shares issued and 6,815,867
      outstanding                                                          904                904               904
   Additional paid-in capital                                              717                717               117
   Retained earnings                                                    11,529             13,703             8,590
                                                                        ------             ------             -----
                                                                        13,150             15,324             9,611
Less: treasury stock, at cost (413,903) shares                             962                962               962
                                                                           ---                ---               ---
              Total stockholder's equity                                12,188             14,362             8,649
                                                                        ------             ------             -----
                                                                      $303,645           $263,809           $73,137
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

                                        The Company has certain investments of 50% which are accounted for under the equity method.

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

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements

                                   Condensed Consolidating Balance Sheet
                           Four M                        Non     Elimination
                         Corporation    Guarantors   Guarantors    Entries   Consolidated
------------------------------------------------------------------------------------------
Current assets           $         -       $98,772      $10,061  $         -   $108,833
Investment in
   affiliates                 12,188         5,730            -     (12,388)      5,530
Total assets                  12,188       278,405       25,440     (12,388)    303,645
Current liabilities                -        57,010        5,974           -      62,984
Total liabilities                  -       269,287       22,170           -     291,457
Stockholder's equity          12,188         9,118        3,270     (12,388)     12,188
------------------------------------------------------------------------------------------

                                   Condensed Consolidating Statement of Operations
                           Four M                      Non      Elimination
                        Corporation   Guarantors    Guarantors    Entries   Consolidated
-----------------------------------------------------------------------------------------
Net sales               $         -     $176,172       $20,615  $       -      $196,787
Gross profit                      -       22,812         2,671          -        25,483
Income from
   operations                     -        6,765         1,011          -         7,776
Income (loss) before
   income taxes                   -      (3,864)           291          -       (3,573)
Net loss of
   subsidiaries             (2,174)            -             -      2,174             -
Net income (loss)           (2,174)      (2,344)           170     (2,174)      (2,174)
-----------------------------------------------------------------------------------------

                                   Condensed Consolidating Statement of Cash Flows
                         Four M                       Non      Elimination
                       Corporation   Guarantors   Guarantors     Entries    Consolidated
-----------------------------------------------------------------------------------------
Net cash used in
   operating activities $        -     $(3,151)    $   (779)    $       -      $(3,930)
Net cash used in                 -
   investing activities                 (3,948)        (759)            -       (4,707)
Net cash used in                 -
   financing activities                   8,619        1,638            -        10,257
(Decrease) increase in
   cash and cash
   equivalents                   -        1,520          100            -         1,620
Cash and cash                    -
   equivalents,
   beginning of period                      544          267            -           811
-----------------------------------------------------------------------------------------
Cash and cash
   equivalents, end of
   period               $        -      $ 2,064      $   367    $       -       $ 2,431
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

                                        The  Company's  investment  in the  Mill
                                        Joint Venture is accounted for using the
                                        equity method of accounting.  During the
                                        five month  period  ended  December  31,
                                        1996, the Company did not record its 50%
                                        share  of  the  Mill   Joint   Venture's
                                        operating  results   aggregating  $(3.5)
                                        million  since  its  investment  had  no
                                        carrying  value.  As  a  result  of  the
                                        Company's 4.0 million  obligation  under
                                        the Output  Purchase  Agreement,  during
                                        the five month period ended December 31,
                                        1996, the Company recorded approximately
                                        $1.7  million  as loss on joint  venture
                                        contract and approximatley  $2.3 million
                                        against  its  reserve  for   unfavorable
                                        contracts (see Note 6).


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
                                                                        -------



                                        Deferred  income  taxes  reflect the tax
                                        effect of temporary  differences between
                                        carrying    amounts    of   assets   and
                                        liabilities for financial  reporting and
                                        income tax purposes. Deferred tax assets
                                        (liabilities)   result  from   temporary
                                        differences as follows (in thousands):


                                                                  July 31,
                                                  December 31,-----------------------
                                                      1996         1996         1995
---------------------------------------------------------------------------------------
Current:
   Allowance for doubtful
     accounts receivable                            $    670    $    581     $   751
   Capitalized inventory costs                         1,632       1,213         762
   Accrued salaries and benefits                         964         730         299
   Provisions for losses                               9,133       7,350          --
   Other                                                 262         367         189
                                                                            --------
           Current deferred tax assets                12,661      10,241       2,001
                                                                            --------
Long term:
   Property, plant and equipment                     (19,340)    (10,390)     (3,663)
   MannKraft net operating loss carryforward           4,854          --          --
                                                                            --------
           Net long-term deferred tax liabilities    (14,486)    (10,390)     (3,663)
                                                                            --------
Net deferred tax liabilities                        $ (1,825)     $ (149)   $ (1,662)
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

Signature                  Title(s)                              Date

/s/ Dennis Mehiel          Chairman of the Board and Director    April 2, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 2, 1997
----------------           Operating Officer and Director
Chris Mehiel



/s/ Timothy D. McMillin    Senior Vice President, Chief          April 2, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 2, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 2, 1997
-------------------
Lawrence A. Bishop


Samuel B. Guren            Director                              April 2, 1997


/s/ John Nevin             Director                              April 2, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 2, 1997
----------------
Thomas Uleau

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

Signature                  Title(s)                              Date

/s/ Dennis Mehiel          Chairman of the Board and Director    April 2, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 2, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 2, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 2, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 2, 1997
-------------------
Lawrence A. Bishop


Samuel B. Guren            Director                              April 2, 1997


/s/ John Nevin             Director                              April 2, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 2, 1997
----------------
Thomas Uleau

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


Signature                  Title(s)                              Date


/s/ Dennis Mehiel          Chairman of the Board and Director    April 2, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 2, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 2, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 2, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 2, 1997
-------------------
Lawrence A. Bishop
Director


Samuel B. Guren            Director                              April 2, 1997
Director


/s/ John Nevin             Director                              April 2, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 2, 1997
----------------
Thomas Uleau

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


Signature                  Title(s)                              Date

/s/ Dennis Mehiel          Chairman of the Board and Director    April 2, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 2, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 2, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 2, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 2, 1997
-------------------
Lawrence A. Bishop


Samuel B. Guren            Director                              April 2, 1997


/s/ John Nevin             Director                              April 2, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 2, 1997
----------------
Thomas Uleau

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


Signature                  Title(s)                              Date


/s/ Dennis Mehiel          Chairman of the Board and Director    April 2, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 2, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 2, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 2, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 2, 1997
-------------------
Lawrence A. Bishop


Samuel B. Guren            Director                              April 2, 1997


/s/ John Nevin             Director                              April 2, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 2, 1997
----------------
Thomas Uleau

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


Signature                  Title(s)                              Date


/s/ Dennis Mehiel          Chairman of the Board and Director    April 2, 1997
-----------------          (Principal Executive Officer)
Dennis Mehiel


/s/ Chris Mehiel           Executive Vice President, Chief       April 2, 1997
----------------           Operating Officer and Director
Chris Mehiel


/s/ Timothy D. McMillin    Senior Vice President, Chief          April 2, 1997
-----------------------    Financial Officer and Director
Timothy D. McMillin        (Principal Accounting Officer)


/s/ James Armenakis        Director                              April 2, 1997
-------------------
James Armenakis


/s/ Lawrence Bishop        Director                              April 2, 1997
-------------------
Lawrence A. Bishop
Director


Samuel B. Guren            Director                              April 2, 1997
Director


/s/ John Nevin             Director                              April 2, 1997
--------------
John Nevin


/s/ Thomas Uleau           Director                              April 2, 1997
----------------
Thomas Uleau

                                 EXHIBIT INDEX


Exhibit
Number                    Description of Exhibit                           Page
------                    ----------------------                           ----

2.1 Asset Purchase Agreement, dated as of November 1, 1995, among Four M Corporation (the "Company"), St. Joe Forest Products Company, St. Joe Container Company, St. Joe Paper Company and Florida Coast Paper
      Company, L.L.C. ("Florida Coast").
3.1   Certificate of Incorporation of the Company.
3.2   Certificate of Incorporation of Box USA Group, Inc.
3.3   Certificate of Incorporation of Four M Paper Corporation.
3.4   Certificate of Incorporation of Page Packaging Corporation.
3.5   Certificate of Incorporation of Box USA, Inc.
3.6   Certificate of Incorporation of Four M Manufacturing Group of Georgia,
      Inc.
3.7   By-laws of the Company.
3.8   By-laws of Box USA Group, Inc.
3.9   By-laws of Four M Paper Corporation.
3.10  By-laws of Page Packaging Corporation.
3.11  By-laws of Box USA, Inc.
3.12  By-laws of Four M Manufacturing Group of Georgia, Inc.
4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee").
4.2 Form of 12% Series A and Series B Senior Secured Notes, dated as of May 30, 1996 (incorporated by reference to Exhibit 4.1).
4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co.
      Inc. (the "Initial Purchaser").
4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7 Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors.
4.8 Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9 Guaranty, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation
      ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the financial institutions named therein (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5  Stock  Appreciation  Unit Plan of the  Company,  dated as of
      August 1, 1992,  and  Amendment  No. 1 thereto,  dated as of
      August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
10.7  First  Amendment to Financing  and  Security  Agreement  and
      Additional Borrower Joinder Supplement, dated as of February
      28, 1997, among the Company, the Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.
12.1  Statement re computation of ratios.
21.1  Subsidiaries of the registrant.
27.1  Financial Data Schedule.
99.1 The Financial Statements for the period from May 30, 1996 to December 1, 1996, together with the Independent Accountants' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996 and the two years ended December 31, 1995 and 1994 together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Florida Coast 10-K as filed with SEC on March 31, 1997.