Form 10-K/A
period 1996-12-31
FOUR M CORP; BOX USA GROUP INC; FOUR M PAPER CORP; PAGE PACKAGING CORP; BOX USA INC; FOUR M MANUFACTURING GROUP OF GEORGIA INC
filed 1997-04-04
CIK 1018219, 1018678, 1018679, 1018681, 1018682, 1018683

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-K/A2

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                AMENDMENT NO. 2
                                       TO
                                    FORM 10-K/A

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

     As of March 31, 1997, registrant had 6,815,867 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part 1, Item 8:

      The Financial Statements for the period from May 30, 1996 to December 1, 1996, together with the Independent Auditors' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996 and the two years ended December 31, 1995 and 1994 together with the Independent
Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Annual Report on Form 10-K for Florida Coast Paper Company, L.L.C., ("Florida Coast") (File No. 333-8023) ("Florida Coast 10-K") as filed with the Securities and Exchange Commission ("SEC") on March 31, 1997.

                               FOUR M CORPORATION
                         TRANSITION REPORT ON FORM 10-K/A2
                                TABLE OF CONTENTS



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

Recent Developments

         The markets for corrugated packaging materials produced by the Company are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact the Company's profitability. The ability of the Company to sustain profitability during cyclical fluctuations in corrugating packaging material markets is dependent upon the Company's ability to maintain value-added margins (net sales less the cost of raw materials). For corrugating packaging material manufacturers, raw materials typically represent approximately 70% of the total of cost of goods sold. The ability of the Company to maintain value-added margins is a function of the speed with which the Company can pass along raw material cost increases to its customers or conversely, absorb reductions in raw materials prices. Historically, the Company has been able to sustain consistent value-added margins on a unit basis. Although prices for corrugated packaging products have declined due to an industry-wide excess of capacity, the Company has experienced growth in volume for such products. Thus, the Company believes that it is well positioned to benefit from any increase in prices for its products.

         The Ft. Madison Mill is experiencing a decline in prices for its products as a result of increased capacity in the industry and decreased demand for such products. This decline in demand and prices has had a negative impact on the financial results of the Company during the 1996 Transition Period. The Company has decided to shut down the Ft. Madison Mill on March 31, 1997 for an indefinite period of time. Operations at the Ft. Madison Mill will resume when market conditions warrant a resumption of production.

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

         During the 1996 Transition period, the Ft. Madison Mill experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. The Company will shut down the Ft. Madison Mill as of March 31, 1997 for an indefinite period of time. Operations at the Ft. Madison Mill will resume when market conditions warrant a resumption of production. The Company will satisfy its current obligations to third parties for corrugating medium from other sources. The Company estimates that its fixed costs for the Ft. Madison Mill during the shut-down will be approximately $115,000 per month.

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

         During the 1996 Transition Period, the Ft. Madison Mill experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. As a result of this decline in prices and demand, the Company shut down the Ft. Madison Mill as of March 31, 1997 for an indefinite period of time. Operations at the Ft. Madison Mill will resume when market conditions warrant resumption of production. The Company will satisfy its current obligations to third parties for corrugating medium from other sources.

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

         On May 30, 1996, the Company established a Credit Facility which will mature in 2001. The Credit Facility provides total borrowing of up to $80.0 million on a revolving basis, subject to borrowing base limitations, to finance the Company's working capital needs. Unused borrowing base availability must be at least $5.0 million. On December 31, 1996, the Company had unused borrowing capacity of approximately $30.6 million under the Credit Facility. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of the Company's capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities, (vi) capital expenditures, (vii) granting or incurrence of liens to secure other indebtedness, (viii) prepayment or modification of the terms of subordinated indebtedness and (ix) transactions with affiliates. In addition, the Credit Facility requires that the Company maintain certain specified financial covenants, including, without limitation, a minimum tangible net worth, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. At December 31, 1996, the Company was in compliance with these covenants, as amended. On February 28, 1997, the Credit Facility was amended and Florida, L.P. was made an additional borrower thereunder. The sole general partner of Florida, L.P. is Four M Manufacturing Group of Georgia, Inc., one of the guarantors of the Notes.

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

    The Financial Statements for the period from May 30, 1996 to December 31, 1996, together with the Independent Auditors' Report for Florida Coast and the Financial Statements for the period from January 1, 1996 to May 30, 1996, together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Florida Coast 10-K as filed with the SEC on March 31, 1997.

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