Form 10-Q
period 1997-03-31
FOUR M CORP
filed 1997-05-15
CIK 1018219

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    ---------


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

                        Commission File Number: 333-8043

                               Four M Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Maryland                           52-0822639
                   --------                           ----------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

              115 Stevens Avenue
              Valhalla, New York                        10595
              ------------------                      ----------
   (Address of principal executive offices)           (Zip Code)

                                 (914) 749-3200
                                 --------------
               Registrant's telephone number, including area code:

                                   -----------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  As of May 1, 1997, the registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information


Item 1.  Financial Statements (Unaudited):                               Page

                 Consolidated Balance Sheets as of March 31, 1997 and
                 December 31, 1996 (audited)                              1

                 Consolidated Statements of Operations for the three
                 months ended March 31, 1997 and 1996                     2

                 Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1997 and 1996                     3

                 Notes to Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8


Part II - Other Information

Item 1.  Legal Proceedings                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11

Signatures                                                               13

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

                       FOUR M CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars In Thousands, except per share data)


-------------------------------------------------------------------------------------------------------------------------------
                                                                                  March 31, 1997         December 31, 1996
                                                                                    (unaudited)              (audited)
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
         Cash and cash equivalents                                                          $    383                   $  2,431
         Accounts receivable, less allowance for doubtful accounts of                         55,597                     52,775
         $1,192 and $1,621
         Inventories (Note 6)                                                                 27,880                     32,896
         Deferred income taxes                                                                10,861                     12,661
         Notes, advances and other receivables                                                 5,903                      3,863
         Income taxes recoverable                                                              5,696                      4,207
-------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                       106,320                    108,833
Property, plant and equipment, net of accumulated depreciation                               172,047                    173,333
Goodwill and other intangibles, net of accumulated amortization                                4,596                      4,678
Other assets                                                                                  17,294                     16,801
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            $300,257                   $303,645
                                                                                            --------                   --------
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable and accrued liabilities                                           $ 51,690                   $ 60,537

         Current maturities of long-term debt and subordinated debt                            3,413                      2,447
-------------------------------------------------------------------------------------------------------------------------------
                       Total current liabilities                                              55,103                     62,984
Long-term debt, less current maturities                                                      213,987                    208,777
Subordinated debt, less current maturities                                                     1,913                      1,914
Deferred income taxes                                                                         14,175                     14,486
Minority interest and other liabilities                                                        2,407                      3,296
-------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                   287,585                    291,457
-------------------------------------------------------------------------------------------------------------------------------
Stockholder's equity:
         Common stock, par value $.125: Authorized shares -
         10,000,000; shares issued 7,229,770, and outstanding
         6,815,867                                                                               904                        904
Additional paid-in capital                                                                       717                        717
Retained earnings                                                                             12,013                     11,529
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              13,634                     13,150
Less treasury stock, at cost (413,903 shares)                                                    962                        962
-------------------------------------------------------------------------------------------------------------------------------
         Total stockholder's equity                                                           12,672                     12,188
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            $300,257                   $303,645
                                                                                            --------                   --------
-------------------------------------------------------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)


---------------------------------------------------------------------------------------------------------
                                                                             Three months Ended March 31,
                                                                             ----------------------------
                                                                              1997                  1996
---------------------------------------------------------------------------------------------------------
Net sales                                                                    $117,896             $52,469
Cost of goods sold                                                             99,054              45,945
---------------------------------------------------------------------------------------------------------
         Gross profit                                                          18,842               6,524
---------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                   11,706               4,020
---------------------------------------------------------------------------------------------------------
         Income from operations                                                 7,136               2,504
Other Income (expense):
         Interest expense                                                      (6,424)               (856)
         Other                                                                     85                 129
---------------------------------------------------------------------------------------------------------
                                                                               (6,339)               (727)
---------------------------------------------------------------------------------------------------------
         Income before provision for income taxes and
         minority interest                                                        797               1,777
Provision for income taxes                                                        335                 861
---------------------------------------------------------------------------------------------------------
         Income before minority interest                                          462                 916
Minority interest                                                                  22                  --
---------------------------------------------------------------------------------------------------------
         Net income                                                           $   484              $  916
                                                                              -------              ------
---------------------------------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

---------------------------------------------------------------------------------------------------------
                                                                             Three months Ended March 31,
                                                                             ----------------------------
                                                                              1997                  1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                   $   484              $   916
Adjustments to reconcile net income to net cash provided by
(used for) operating activities
         Depreciation and amortization                                         3,594                  997
         Allowance for doubtful accounts                                         201                   57
         Deferred income taxes                                                 1,489                 --
         Loss on sale of fixed assets                                             10                    8
Change in assets and liabilities:
         Accounts, notes, advances, and other receivables                     (5,063)              (1,593)
         Inventories                                                           5,016                2,367
         Income taxes recoverable or payable                                  (1,489)              (1,429)
         Other assets, net of other liabilities                               (1,382)                (577)
         Accounts payable and accrued liabilities                             (8,847)               4,421
---------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                          (5,987)               5,167
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Capital expenditures                                                 (4,850)              (1,900)
         Proceeds from sale of fixed assets                                    2,614                 --
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (2,236)              (1,900)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Net borrowings (repayments) under revolving credit                    4,772               (2,448)
         agreements
         Secured term, mortgage, equipment and other                           2,070                  104
         borrowings
         Repayment of long-term debt                                            (667)                (805)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                           6,175               (3,149)
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents:
         Increase (decrease) in cash and cash equivalents                     (2,048)                 118
         Cash and cash equivalents, beginning of period                        2,431                1,100
---------------------------------------------------------------------------------------------------------
         Cash and cash equivalents, end of period                            $   383              $ 1,218
                                                                             -------              -------
---------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
         Cash paid during the period for:
                  Interest                                                   $   675              $   801
                  Income taxes, net of refunds                               $    46              $ 1,993
---------------------------------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for interim periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto contained in the Four M Corporation Transition Report on Form 10-K for the period from August 1, 1996 to December 31, 1996.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business: Four M Corporation and subsidiaries ("Four M" or the "Company") are manufacturers of corrugated packaging and semi-chemical corrugating medium. The Company uses the trade name Box USA to conduct the bulk of its business activities. Four M has no assets or independent business operations other than its ownership interest in its subsidiaries.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of Four M Corporation and all of its subsidiaries. All of the common stock of Four M is owned by its Chairman of the Board and Chief Executive Officer, Dennis Mehiel. Investments in certain companies, of which Four M owns 50% but does not maintain operational control, are accounted for using the equity method.

All significant intercompany amounts and transactions have been eliminated.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

St. Joe Container Company

         On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container, which consisted primarily of 16 converting facilities and related working capital (the "Acquisition") and (ii) through a joint venture with Stone Container Corporation (the "Mill Joint Venture"), a 50% interest in a linerboard mill located at Port St. Joe, Florida (the "Mill") (See
Note 4).

The Acquisition has been accounted for using the purchase method of accounting.

MannKraft Corporation

         On August 5, 1996, the Company acquired 490 shares of common stock of MannKraft Corporation ("MannKraft") from Stone Container Corporation ("Stone Container") (the "MannKraft Acquisition"). The purchase represented 49% of MannKraft's outstanding shares, increasing the Company's ownership interest to 50%. Since the remaining 50% interest in MannKraft is owned indirectly by the Company's stockholder, the financial statements of MannKraft are included in the Company's consolidation.

Disposition of Flint, Michigan Facility

         On August 16, 1996, Box USA Group, Inc. ("Box USA"), a wholly-owned subsidiary of the Company, discontinued operations at its Flint, Michigan facility and subsequently disposed of substantially all of its assets. The machinery and equipment were transferred pursuant to a like-kind exchange within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended.

NOTE 4 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         In connection with the Acquisition, the Company issued and sold $170.0 million aggregate principal amount of 12% Senior Secured Notes due 2006 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by Box USA, Four M Paper Corporation, Page Packaging Corporation, Box USA, Inc. and Four M Manufacturing Group of Georgia, Inc., each a direct or indirect wholly owned subsidiary of the Company (collectively, the "Guarantors"). Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to the holders of the Notes. The Notes are not guaranteed by Box USA Paper Corporation, Box USA of Florida, L.P., Florida Coast Paper Company, L.L.C. ("Florida Coast") or MannKraft (collectively, the "Non-Guarantors"). The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and the Guarantors and Non-Guarantors as of and for the three months ended March 31, 1997:

                                       Condensed Consolidating Balance Sheet
                                                  (in thousands)

                                     Four M                                              Elimination
                                   Corporation       Guarantors     Non-Guarantors         Entries         Consolidated
                                   -----------       ----------     --------------         -------         ------------
Current assets .................     $  --           $ 95,560          $10,760             $   --            $106,320
Investment in affiliates .......      12,672            5,730             --                (12,873)            5,529
Total assets ...................      12,672          273,416           27,042              (12,873)          300,257
Current liabilities ............        --             46,775            8,328                 --              55,103
Total liabilities ..............        --            263,738           23,847                 --             287,585
Stockholder's equity ...........      12,672            9,678            3,195              (12,873)           12,672

                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                     Four M                                              Elimination
                                   Corporation       Guarantors     Non-Guarantors         Entries         Consolidated
                                   -----------       ----------     --------------         -------         ------------
Net sales ......................     $  --           $106,265          $11,631             $   --            $117,896
Gross profit ...................        --             17,491            1,351                 --              18,842
Income from operations .........        --              6,825              311                 --               7,136
Income(loss) before income
taxes ..........................        --                871              (74)                --                 797
Net income of subsidiaries .....         484             --               --                   (484)             --
Net income (loss) ..............         484              505              (21)                (484)              484

                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)


                                    Four M                                            Elimination
                                  Corporation     Guarantors      Non-Guarantors        Entries         Consolidated
                                  -----------     ----------      --------------        -------         ------------
Net cash provided by (used
in) operating activities
for) operating activities ......     $  --          $ (7,209)          $ 1,222           $   --           $ (5,987)

Net cash used for investing
activities .....................        --            (1,539)             (697)              --             (2,236)

Net cash provided by (used
for) financing activities ......        --             6,802              (627)              --              6,175
                                  ----------------------------------------------------------------------------------

Decrease in  cash and cash
equivalents ....................        --            (1,946)             (102)              --             (2,048)

Cash and cash equivalents,
beginning of period ............        --             2,064               367               --              2,431
                                  ----------------------------------------------------------------------------------
Cash and cash equivalents, .....        --
end of period
                                                    $    118           $   265               --           $    383
                                  ==================================================================================

NOTE 5 - INVESTMENT IN MILL JOINT VENTURE

         In conjunction with the formation of the Mill Joint Venture, the Company and Stone Container each invested $5 million for a 50% interest in Florida Coast Holding Co., L.L.C. ("Florida Coast Holding"), the holder of all of the member interests in the Mill Joint Venture and, Stone Container made a $30 million loan to Florida Coast Holding. In addition, the Company and Stone Container have each agreed to provide the Mill Joint Venture with up to $10 million of subordinated indebtedness, if needed, for general corporate purposes.

         The Company did not allocate any portion of the Acquisitions purchase price to its investment in the Mill Joint Venture since management believes the investment value is nominal.

         The Company's investment in the Mill Joint Venture is accounted for using the equity method of accounting. The Company did not record its 50% share of the Mill Joint Venture's operating results for the three month period ended March 31, 1997 of $ (3.6) million since its investment had no carrying value.

         Summarized unaudited income statement information of the Mill Joint Venture for the three months ended March 31, 1997 were as follows:

               Summarized Statement of Operations (in thousands):

                                                             Three Months
                                                                Ended
                                                             March 31, 1997
------------------------------------------------------------------------------

Net sales                                                        $42,074
Net operating loss                                                (1,615)
Interest expense                                                   5,617
Net loss                                                           7,203
------------------------------------------------------------------------------

         Pursuant to an Output Purchase Agreement, the Company and Stone Container have agreed to purchase one-half of the Mill's entire linerboard production, at a price indexed to market prices but subject to a minimum purchase price. This purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures of the Mill.

         In accounting for the Acquisition, the Company determined that it would be required to pay additional amounts above market price for linerboard and possibly incur other additional costs to fulfill its obligations under the Output Purchase Agreement and established a reserve for such amounts. The Company charged approximately $1.2 million against this reserve for the three months ended March 31, 1997, the remaining balance of such reserve was approximately $16.7 million at March 31, 1997.

NOTE 6 - INVENTORY

         Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                        March 31,        December 31,
                                          1996               1997
                                        ---------        ------------
Raw Materials                           $21,170            $25,056
Work-in-process                           1,556              1,615
Finished goods                            5,154              6,225
                                        -------            -------
                                        $27,880            $32,896
                                        =======            =======

NOTE 7 - MILL CLOSURES

         The Company has experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. As a result of this decline in price and demand, the Company shut down its Ft. Madison Mill on March 31, 1997 for an indefinite period of time. Operations at the Ft. Madison Mill will resume when market conditions warrant a resumption of production. In addition, the Company and Stone Container, as partners in the Mill Joint Venture, shut down the Mill on or about April 1, 1997 for an indefinite period of time. The Company continues to be subject to the terms of the Output Purchase Agreement (See Note 5).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth certain consolidated statement of operations data and such data as a percentage of net sales for the periods indicated (Dollars in millions):

                                                                          Three Months Ended March 31,
                                                            ---------------------------------------------------------
                                                                      1997                          1996
                                                            --------------------------      -------------------------
                                                                        Percent of                        Percent of
                                                             Amount      Net Sales          Amount         Net Sales
                                                             ------      ---------          ------         ---------
Net Sales........................................            $117.9.       100.0%          $ 52.5            100.0%
Cost of goods sold...............................            ( 99.1)       (84.0)           (46.0)           (87.6)
                                                            --------       ------           ------           ------
Gross profit.....................................              18.8         16.0              6.5             12.4
Selling, general and
  administrative expenses........................             (11.7)        (9.9)            (4.0)            (7.6)
                                                            --------       ------           ------           ------
Income from operations...........................               7.1          6.1              2.5              4.8
Interest expense.................................              (6.4)        (5.5)            (0.8)            (1.6)
Other income (expense) ..........................               0.1          0.1              0.1              0.2
                                                            --------       ------           ------           ------
Income before provision
    for income taxes and  minority interest......               0.8          0.7              1.8              3.4
Provision  for income taxes......................              (0.3)        (0.3)            (0.9)            (1.7)
                                                            --------       ------           ------           ------
Income before minority interest..................             $ 0.5          0.4%           $ 0.9              1.7%
                                                            ========================================================

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         The Company's net sales increased $65.4 million, or 125%, to $117.9 million in the three months ended March 31, 1997 compared to $52.5 million in the three months ended March 31, 1996. Net sales for the Company's converting facilities increased $69.0 million, or 151% to $114.7 million for the three months ended March 31, 1997 compared to $45.6 million for the three months ended March 31, 1996 primarily as a result of the Acquisition and the MannKraft Acquisition, which increased sales by $65.5 million and $9.7 million, respectively, and which was partially offset by the closure in August 1996 of the Flint, Michigan facility and lower average selling prices in the 1997 period due to reduced raw materials prices. Net sales at the Company's mill at Ft. Madison, Iowa (the "Ft. Madison Mill") decreased $3.6 million, or 52.7%, to $3.2 million in the three months ended March 31, 1997 compared to $6.8 million for the three months ended March 31, 1996 due to a decrease in price per ton of corrugating medium to $258 for the three months ended March 31, 1997 from $366 for the three months ended March 31, 1996 and a decline in demand.

         The Company's cost of goods sold as a percentage of net sales decreased to 84.0% for the three months ended March 31, 1997 from 87.6% for the three months ended March 31, 1996. Cost of goods sold as a percentage of net sales at the Company's converting facilities decreased to 83.3% for the three months ended March 31, 1997 compared to 88.9% for the three months ended March 31, 1996 primarily as a result of lower raw material costs. Cost of goods sold at the Ft. Madison Mill increased as a percentage of net sales to 118% for the three months ended March 31, 1997 from 78.7% for the three months ended March 31, 1996 primarily due to a decrease in the selling price per ton of corrugating medium.

         Gross profit increased $12.3 million, or 189%, to $18.8 million for the three months ended March 31, 1997 compared to $6.5 million for the three months ended March 31, 1996 as a result of the Acquisition and the MannKraft Acquisition. Gross profit as a percentage of net sales for the Company's converting operations increased to 16.7% for the three months ended March 31, 1997 compared to 11.1% for the three months ended March 31, 1996. Gross profit
(loss) as a percentage of net sales for the Ft. Madison Mill decreased to (18.4)% for the three months ended March 31, 1997 from 21.3% for the three months ended March 31, 1996.

         Selling, general and administrative expenses increased $7.7 million, or 191%, to $11.7 million for the three months ended March 31, 1997 compared to $4.0 million for the three months ended March 31, 1996. This increase is primarily attributable to the Acquisition and the MannKraft Acquisition. Selling, general and administrative expenses as a percentage of net sales increased to 9.9% for the three months ended March 31, 1997 compared to 7.6% for the three months ended March 31, 1996 primarily as a result of lower average selling prices.

         Income from operations increased $4.6 million, or 185%, to $7.1 million for the three months ended March 31, 1997 compared to $2.5 million for the three months ended March 31, 1996 primarily as a result of the Acquisition and the MannKraft Acquisition..

         Interest expense increased $5.6 million, or 650%, to $6.4 million for the three months ended March 31, 1997 compared to $0.8 million for the three month period ended March 31, 1996 as a result of the Company's 12% Senior Secured Notes due 2006 issued in connection with the Acquisition.

         The Company has experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. As a result of this decline in price and demand, the Company has shut down its Ft. Madison Mill on March 31, 1997 for an indefinite period of time. Operations at the Ft. Madison Mill will resume when market conditions warrant a resumption of production. In addition, the Company and Stone Container, as partners in the Mill Joint Venture, shut down the Mill on or about April 1, 1997 for an indefinite period of time. The Company continues to be subject to the terms of the Output Purchase Agreement.

Liquidity and Capital Resources

         Historically, the Company has relied on cash flows from operations and bank borrowings to finance its working capital requirements and capital expenditures.

         Net cash used for operating activities for the three months ended March 31, 1997 was $6.0 million compared to net cash provided by operating activities of $5.2 million for the three months ended March 31, 1996. Cash used in operating activities for the three months ended March 31, 1997 was driven by net income of $0.5 million for the period, and a $5.0 million decrease in inventory which was offset by a $8.8 million decrease in accounts payable and accrued liabilities and a $5.1 million increase in accounts, notes, advances and other receivables. The decrease in accounts payable and accrued liabilities between the comparable 1997 and 1996 periods is largely attributable to the Company's decision in the latter part of 1996 to accelerate payments to vendors to take advantage of early payment discounts.

         Net cash used for investing activities was $2.2 million for the three months ended March 31, 1997 compared to $1.9 million for the three months ended March 31, 1996. This increase was primarily the result of increased capital expenditures partly offset by proceeds received from the sale of certain machinery and equipment from the Company's College Park, Georgia facility.

         Net cash provided by financing activities was $6.2 million for the three months ended March 31, 1997 compared to net cash used for financing activities of $3.1 million for the three months ended March 31, 1997. The increase was primarily the result of funding the Company's operating and investing activities through borrowings.

          Capital expenditures for the three months ended March 31, 1997 were $4.9 million as compared to $1.9 million for the three months ended March 31, 1996. This increase was primarily due to maintenance capital expenditures at the converting facilities acquired by the Company in the Acquisition. The Company plans to spend approximately $6 to $8 million in 1997 on maintenance capital expenditures. Additionally, the Company is contemplating spending an additional $8 to $10 million in 1997 on capital expenditures intended to enhance productivity, improve margin and create new sales opportunities.

         On May 30, 1996, the Company established a Credit Facility which will mature in 2001. The Credit Facility provides total borrowing of up to $80.0 million on a revolving basis, subject to borrowing base limitations, to finance the Company's working capital needs. Unused borrowing base availability must be at least $5.0 million. On February 28, 1997, the Credit Facility was amended and Florida, L.P. was made an additional borrower hereunder. The sole general partner of Florida, L.P. is Four M Manufacturing Group of Georgia, Inc. one of the guarantors of the Notes. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type. The Company is in compliance with these covenants as of March 31, 1997. On May 5, 1997, the Company had unused borrowing capacity of approximately $26.8 million under the Credit Facility.

         The Company will provide, if needed, the Mill Joint Venture with up to $10.0 million of subordinated indebtedness on a revolving credit basis. As of March 31, 1997, the Mill Joint Venture was not indebted to the Company under this facility.

         In April and May 1997, pursuant to the Output Purchase Agreement, the Company was required to pay Florida Coast Paper an aggregate of an additional $1.2 million as a purchase price adjustment for its 50% share of the liner board produced by the St. Joe Mill during the three-month period ended March 31, 1997.

         Although there can be no assurance, the Company believes that cash generated by operations together with amounts available under the Credit Facility, will be sufficient to meet its capital expenditure needs, debt service requirements and working capital needs through the end of 1997.

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

         On July 19, 1996, a civil action was filed in the Superior Court of Fulton County, Georgia (the "Suit") by Sid Dunken, individually and on behalf of D&M Partnership, a purported Georgia partnership, against the Company, Box USA, Four M Manufacturing Group of Georgia, Inc. and Dennis Mehiel. The complaint alleges that Dunken is entitled to an equity interest in the Company or in the alternative, $150 million in compensatory damages, as well as punitive damages and attorneys' fees. On September 23, 1996, the Company filed an answer in response to the complaint. The Company believes the Suit is without merit. The Company intends to defend against the Suit vigorously and believes it has adequate defenses. However, the Suit is in a preliminary stage, and there can be no assurance that the outcome of the Suit will not be adverse to the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibits 2.1 through 10.6 and Exhibit 21.1, are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043). Exhibits 10.7, 12.1 and 99.1 are incorporated by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-K for the transition period ended December 31, 1996.

Exhibit
Number                  Description of Exhibit
--------                ----------------------

2.1 Asset Purchase Agreement, dated as of November 1, 1995, among Four M Corporation (the "Company"), St. Joe Forest Products Company, St. Joe Container Company, St. Joe Paper Company and Florida Coast Paper Company, L.L.C. ("Florida Coast").
3.1      Certificate of Incorporation of the Company.
3.2      Certificate of Incorporation of Box USA
3.3      Certificate of Incorporation of Four M Paper Corporation.
3.4      Certificate of Incorporation of Page Packaging Corporation.
3.5      Certificate of Incorporation of Box USA, Inc.
3.6      Certificate of Incorporation of Four M Manufacturing Group of Georgia,
         Inc.
3.7      By-laws of the Company.
3.8      By-laws of Box USA Group, Inc.
3.9      By-laws of Four M Paper Corporation.
3.10     By-laws of Page Packaging Corporation.
3.11     By-laws of Box USA, Inc.
3.12     By-laws of Four M Manufacturing Group of Georgia, Inc.
4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee").
4.2 Form of 12% Series A and Series B Senior Secured Notes, dated as of May 30, 1996 (incorporated by reference to Exhibit 4.1).
4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co. Inc. (the "Initial Purchaser").

4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7 Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors.
4.8 Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9 Guaranty, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the financial institutions named therein (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5 Stock Appreciation Unit Plan of the Company, dated as of August 1, 1992, and Amendment No. 1 thereto, dated as of August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
10.7 First Amendment to Financing and Security Agreement and Additional Borrower Joinder Supplement dated as of February 28, 1997, among the Company, the Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.
12.1     Statement regarding computation of ratios.
21.1     Subsidiaries of the registrant.
27.1     Financial Data Schedule.
99.1 The financial statements for the period from May 30, 1996 to December 31, 1996, together with the Independent Accountants' Report for Florida Coast and the financial statements for the period from January 1, 1996 to May 30, 1996 and the two years ended December 31, 1995 and 1994 together with the Independent Auditors' Report for St. Joe Forest Products Company - Linerboard Mill Operations included in the Florida Coast 10-K as filed with SEC on March 31, 1997.

(b)      Reports on Form 8-K

         On March 14, 1997, Four M Corporation filed on Form 8-K with the Securities & Exchange Commission a press release which announced that the Company will curtail production at its Fort Madison, Iowa corrugating medium mill effective March 31, 1997 for an indefinite period until market demand and pricing warrant a resumption of production.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FOUR M CORPORATION


                      By: /s/ Timothy D. McMillin
                          ---------------------------------------------
                      Timothy D. McMillin
                      Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                      Date: May 12, 1997


                      FOUR M PAPER CORPORATION


                      By: /s/ Timothy D. McMillin
                          ---------------------------------------------
                      Timothy D. McMillin
                      Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                      Date: May 12, 1997


                      BOX USA GROUP, INC.


                      By: /s/ Timothy D. McMillin
                          ---------------------------------------------
                      Timothy D. McMillin
                      Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                      Date: May 12, 1997


                      PAGE PACKAGING CORPORATION


                      By: /s/ Timothy D. McMillin
                          ---------------------------------------------
                      Timothy D. McMillin
                      Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                      Date: May 12, 1997

                      BOX USA, INC.


                      By: /s/ Timothy D. McMillin
                          ---------------------------------------------
                      Timothy D. McMillin
                      Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                      Date: May 12, 1997


                      FOUR M MANUFACTURING GROUP OF GEORGIA, INC.


                      By: /s/ Timothy D. McMillin
                          ---------------------------------------------
                      Timothy D. McMillin
                      Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
                      Date: May 12, 1997