Form 10-Q
period 1997-06-30
FOUR M CORP
filed 1997-08-14
CIK 1018219

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    ---------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

                        Commission File Number: 333-8043

                               Four M Corporation
                               ------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                              52-0822639
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      115 Stevens Avenue
      Valhalla, New York                                          10595
      ------------------                                          -----
(Address of principal executive offices)                       (Zip Code)

                                 (914) 749-3200
                                 --------------
               Registrant's telephone number, including area code:

                                   -----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 1, 1997, the registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I - Financial Information

                                                                            Page
Item 1.  Financial Statements (Unaudited):

           Consolidated Balance Sheets as of June 30, 1997 and
           December 31, 1996 (audited)                                       2

           Consolidated Statements of Operations for the three and
           six months ended June 30, 1997 and 1996                           3

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1997 and 1996                                      4

           Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9


Part II - Other Information

Item 1.  Legal Proceedings                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   15

Part I.  Financial Information
Item 1. Financial Statements (Unaudited)

                       FOUR M CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------
                                                                         June 30, 1997    December 31, 1996
                                                                          (unaudited)        (audited)
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
      Cash and cash equivalents                                            $  1,246            $  2,431
      Accounts receivable, less allowance for doubtful accounts of           49,694              52,775
      $1,768 and $1,621
      Inventories (Note 6)                                                   26,631              32,896
      Deferred income taxes                                                   9,060              12,661
      Notes, advances and other receivables                                   2,413               3,863
      Income taxes recoverable                                                5,983               4,207
-----------------------------------------------------------------------------------------------------------
      Total current assets                                                   95,027             108,833
Property, plant and equipment, net of accumulated depreciation              174,561             173,333
Goodwill and other intangibles, net of accumulated amortization               4,495               4,678
Other assets                                                                 16,846              16,801
-----------------------------------------------------------------------------------------------------------
                                                                           $290,929            $303,645
                                                                           --------            --------
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Accounts payable and accrued liabilities (Note 7)                    $ 43,410            $ 60,537
      Current maturities of long-term debt and subordinated debt              3,159               2,447
-----------------------------------------------------------------------------------------------------------
      Total current liabilities                                              46,569              62,984
Long-term debt, less current maturities                                     213,151             208,777
Subordinated debt, less current maturities                                    1,900               1,914
Deferred income taxes                                                        13,866              14,486
Minority interest and other liabilities                                       2,598               3,296
-----------------------------------------------------------------------------------------------------------
      Total liabilities                                                     278,084             291,457
-----------------------------------------------------------------------------------------------------------
Stockholder's equity:
      Common stock, par value $ .125: Authorized shares -
      10,000,000; shares issued 7,229,770, and outstanding
      6,815,867                                                                 904                 904
Additional paid-in capital                                                      717                 717
Retained earnings                                                            12,186              11,529
-----------------------------------------------------------------------------------------------------------
                                                                             13,807              13,150
Less treasury stock, at cost (413,903 shares)                                   962                 962
-----------------------------------------------------------------------------------------------------------
      Total stockholder's equity                                             12,845              12,188
-----------------------------------------------------------------------------------------------------------
                                                                           $290,929            $303,645
                                                                           --------            --------
-----------------------------------------------------------------------------------------------------------


 The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                 (in thousands)

-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)         Three months ended June 30,             Six months ended June 30,
                                                      -------------------------------------------------------------------
                                                         1997               1996                 1997             1996
-------------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 116,129          $ 74,701             $ 234,025        $ 127,170
Cost of goods sold                                       97,578            66,003               196,632          111,948
-------------------------------------------------------------------------------------------------------------------------
         Gross profit                                    18,551             8,698                37,393           15,222
-------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses             11,852             5,640                23,558            9,660

-------------------------------------------------------------------------------------------------------------------------
         Income from operations                           6,699             3,058                13,835            5,562
-------------------------------------------------------------------------------------------------------------------------
Other Income (expense):
         Interest expense                                (6,200)           (2,781)              (12,624)          (3,637)
         Other                                               --                94                    85              223
-------------------------------------------------------------------------------------------------------------------------
                                                         (6,200)           (2,687)              (12,539)          (3,414)
-------------------------------------------------------------------------------------------------------------------------
         Income before provision for income
         taxes and minority interest                        499               371                 1,296            2,148
Provision for income taxes                                  201                41                   536              902
-------------------------------------------------------------------------------------------------------------------------
         Income before minority interest                    298               330                   760            1,246
Minority interest                                          (125)               --                  (103)              --
-------------------------------------------------------------------------------------------------------------------------
         Net income                                   $     173          $    330             $     657        $   1,246
                                                      ---------          --------             ---------        ---------
-------------------------------------------------------------------------------------------------------------------------


 The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                 (in thousands)

--------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                                  Six months ended June 30,
                                                                               -------------------------
                                                                                   1997        1996
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                       $    657   $   1,246
Adjustment to reconcile net income to net cash provided by
(used for) operating activities
          Depreciation and amortization                                             7,369       2,548
          Allowance for doubtful accounts                                             304         102
          Deferred income taxes                                                     2,981      (2,286)
          Loss on sale of fixed assets                                                 26          96
Change in assets and liabilities, net of effect of St. Joe
Container acquisition:
          Accounts, notes, advances, and other receivables                          4,227      (5,298)
          Inventories                                                               6,265      10,985
          Income taxes recoverable or payable                                      (1,776)     (1,728)
          Other assets, net of other liabilities                                     (801)     (1,276)
          Accounts payable and accrued liabilities                                (17,127)      8,380
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           2,125      12,769
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Capital expenditures                                                    (11,061)     (7,118)
          Proceeds from sale of fixed assets                                        2,679         393
          Purchase of net assets of St. Joe Container                                  --    (159,168)
--------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (8,382)   (165,893)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Net borrowings (repayments) under revolving credit
          agreements                                                                3,985       1,429
          Secured term, mortgage, equipment and other
          borrowings                                                                2,336         231
          Repayment of long-term debt                                              (1,249)    (10,123)
          Proceeds from bond issuance                                                  --     170,000
          Financing costs                                                              --      (8,798)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           5,072     152,739
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
          Decrease in cash and cash equivalents                                    (1,185)       (385)
          Cash and cash equivalents, beginning of period                            2,431       1,100
--------------------------------------------------------------------------------------------------------
          Cash and cash equivalents, end of period                               $  1,246   $     715
                                                                                 --------   ---------
--------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Cash paid (received)
  during the period for:
          Interest                                                               $ 12,613   $   1,651
          Income taxes, net of refunds                                           $   (856)  $   2,016
--------------------------------------------------------------------------------------------------------


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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for interim periods. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto contained in the Four M Corporation report on Form 10-K for the transition period from August 1, 1996 to December 31, 1996.

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

NOTE 3 - SIGNIFICANT ACQUISITIONS

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

Box USA of  New Jersey, Inc.

      On August 5, 1996, the Company acquired 490 shares of common stock of Box USA of New Jersey, Inc. ("New Jersey") formerly known as MannKraft Corporation from Stone Container Corporation ("Stone Container") (the "New Jersey Acquisition"). The purchase represented 49% of New Jersey's outstanding shares, increasing the Company's ownership interest to 50%. Since the remaining 50% interest in New Jersey is owned indirectly by the Company's stockholder, the financial statements of MannKraft are included in the Company's consolidation.

NOTE 4 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      In connection with the Acquisition, the Company issued and sold $170.0 million aggregate principal amount of 12% Senior Secured Notes due 2006 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by Box USA, Four M Paper Corporation, Page Packaging Corporation, Box USA, Inc. and Four M Manufacturing Group of Georgia, Inc., each a direct or indirect wholly owned subsidiary of the Company (collectively, the "Guarantors"). Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to the holders of the Notes. The Notes are not guaranteed by Box USA Paper Corporation, Box USA of Florida, L.P. ("Florida L.P."), Florida Coast Paper Company, L.L.C. ("Florida Coast"), New Jersey or Fibre Marketing Group, L.L.C. (collectively, the "Non-Guarantors"). The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and the Guarantors and Non-Guarantors as of and for the six months ended June 30, 1997:

                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                     Four M                                       Elimination
                                   Corporation     Guarantors   Non-Guarantors       Entries     Consolidated
                                   -----------     ----------   --------------       -------     ------------
Current assets ...............        $  --         $ 84,900        $10,170         $    --       $  95,027
Investment in affiliates .....        12,845           5,730            --           (13,045)         5,530
Total assets .................        12,845         264,475         26,654          (13,045)       290,929
Current liabilities ..........           --           38,891          7,678              --          46,569
Total liabilities ............           --          254,925         23,159              --         278,084
Stockholder's equity .........        12,845           9,550          3,495          (13,045)        12,845

                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                     Four M                                       Elimination
                                   Corporation     Guarantors   Non-Guarantors       Entries     Consolidated
                                   -----------     ----------   --------------       -------     ------------
Net sales ....................        $  --         $209,844        $24,181         $    --       $ 234,025
Gross profit .................           --           34,121          3,272              --          37,393
Income from operations .......           --           13,039            796              --          13,835
Income(loss) before income
taxes ........................           --            1,291              5              --           1,296
Net income of subsidiaries ...           657             --             --              (657)           --
Net income (loss) ............           657             599             58             (657)           657

                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                     Four M                                       Elimination
                                   Corporation     Guarantors   Non-Guarantors       Entries     Consolidated
                                   -----------     ----------   --------------       -------     ------------
Net cash provided by (used
for) operating activities ...         $  --         $  (445)        $ 2,570         $    --       $  2,125

Net cash used for investing
activities ...................           --          (7,089)         (1,293)             --         (8,382)

Net cash provided by (used
for) financing activities ....           --           6,503          (1,431)             --          5,072
                                   --------------------------------------------------------------------------

Decrease in  cash and cash
equivalents ..................           --          (1,031)           (154)             --         (1,185)

Cash and cash equivalents,
beginning of period ..........           --           2,064             367              --          2,431
                                   --------------------------------------------------------------------------
Cash and cash equivalents,
end of period ................           --         $ 1,033         $   213              --       $  1,246
                                   ==========================================================================

NOTE 5 - INVESTMENT IN MILL JOINT VENTURE

      In conjunction with the formation of the Mill Joint Venture, the Company and Stone Container each invested $5 million for a 50% interest in Florida Coast Holding Co., L.L.C. ("Florida Coast Holding"), the holder of all of the member interests in the Mill Joint Venture and, Stone Container made a $30 million loan to Florida Coast Holding. In addition, the Company and Stone Container have each agreed to provide the Mill Joint Venture with up to $10 million of subordinated financing, if needed, for general corporate purposes. As of June 30, 1997, the Mill Joint Venture was indebted to the Company under this facility in the amount of $2.3 million.

      The Company did not allocate any portion of the Acquisition's purchase price to its investment in the Mill Joint Venture since management believes the investment value is nominal.

      The Company's investment in the Mill Joint Venture is accounted for using the equity method of accounting. The Company did not record its 50% share of the Mill Joint Venture's operating results for the six month period ended June 30, 1997 of $ (11.6) million since its investment had no carrying value.

      Summarized unaudited income statement information of the Mill Joint Venture for the six months ended June 30, 1997 were as follows:

               Summarized Statement of Operations (in thousands):

                                                 Six Months
                                                    Ended
                                                June 30, 1997
--------------------------------------------------------------

Net sales                                        $ 42,856
Net operating loss                                (11,722)
Interest expense                                   11,700
Net loss                                          (23,111)
--------------------------------------------------------------

      Pursuant to an Output Purchase Agreement, the Company and Stone Container have agreed to purchase one-half of the Mill's entire linerboard production at a price indexed to market prices but subject to a minimum purchase price. This purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures of the Mill.

      In accounting for the Acquisition, the Company determined that it would be required to pay additional amounts above market price for linerboard and possibly incur other additional costs to fulfill its obligations under the Output Purchase Agreement and established a reserve for such amounts. The Company charged approximately $6.5 million against this reserve for the six months ended June 30, 1997, the remaining balance of such reserve was approximately $11.4 million at June 30, 1997.

NOTE 6 - INVENTORY

      Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                               June 30,       December 31,
                                                 1996             1997
                                               -------          -------
Raw Materials                                  $19,618          $25,056
Work-in-process                                  1,683            1,615
Finished goods                                   5,330            6,225
                                               -------          -------
                                               $26,631          $32,896
                                               =======          =======

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accrued liabilities were approximately $23.2 million at June 30, 1997 and $30.2 million at December 31, 1996 respectively. These amounts include reserves for unfavorable contracts related to the Acquisition (See Note 5), acquisition related provisions, and accruals for various items including employee benefits, utilities, interest and plant repairs.

NOTE 8 - MILL SHUTDOWNS AND REOPENINGS

      In the latter part of 1996 and first quarter of 1997, the Company experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. As a result, the Company shut down its Ft. Madison Mill ("the Fort Madison Mill") on March 31, 1997 for an indefinite period of time. Recently, market conditions for corrugating medium have improved and the Company has announced that it expects to resume production at the Ft. Madison Mill on August 18, 1997.

      In addition, the Company and Stone Container, as partners in the Mill Joint Venture, shut down the Mill in April, 1997 for an indefinite period of time due to a decline in prices for linerboard as a result of increased capacity in the industry. The Mill Joint Venture has announced that limited production will resume in early September, 1997 with full production to commence shortly thereafter. During the period of the Mill shut down, the Company remains subject to the terms of the Output Purchase Agreement (see Note 5).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following tables set forth certain consolidated statement of operations data and such data as a percentage of net sales for the periods indicated (Dollars in millions):

                                                                  Three Months Ended June 30,
                                                        -----------------------------------------------
                                                                1997                      1996
                                                        ---------------------      --------------------
                                                                   Percent of                Percent of
                                                        Amount     Net Sales       Amount     Net Sales
                                                        ------     ---------       ------     ---------
Net Sales ............................................  $116.1       100.0%        $ 74.7       100.0%
Cost of goods sold ...................................   (97.6)      (84.0)         (66.0)      (88.4)
                                                        ------      ------         ------      ------
Gross profit .........................................    18.5        16.0            8.7        11.6
Selling, general and
  administrative expenses ............................   (11.8)      (10.2)          (5.6)       (7.5)
                                                        ------      ------         ------      ------
Income from operations ...............................     6.7         5.8            3.1         4.1
Interest expense .....................................    (6.2)       (5.3)          (2.8)       (3.7)
Other income (expense) ...............................      --          --            0.1         0.1
                                                        ------      ------         ------      ------
Income before provision for
  income taxes and  minority interest ................     0.5         0.5            0.4         0.5
Provision  for income taxes ..........................    (0.2)       (0.2)          (0.1)       (0.1)
                                                        ------      ------         ------      ------
Income before minority interest ......................  $  0.3         0.3%        $  0.3         0.4%
                                                        ===============================================

                                                                         Six Months Ended June 30,
                                                             -------------------------------------------------
                                                                     1997                        1996
                                                             ---------------------      ----------------------
                                                                        Percent of                  Percent of
                                                             Amount      Net Sales      Amount      Net Sales
                                                             ------      ---------      ------      ---------
Net Sales .................................................  $234.0        100.0%       $127.2        100.0%
Cost of goods sold ........................................  (196.6)       (84.0)       (112.0)       (88.0)
                                                             ------       ------        ------       ------
Gross profit ..............................................    37.4         16.0          15.2         12.0
Selling, general and
 administrative expenses ..................................   (23.6)       (10.1)         (9.7)        (7.6)
                                                             ------       ------        ------       ------
Income from operations ....................................    13.8          5.9           5.6          4.4
Interest expense ..........................................   (12.6)        (5.4)         (3.6)        (2.9)
Other income (expense)  ...................................     0.1           --           0.2          0.2
                                                             ------       ------        ------       ------
Income before provision for
 income taxes and minority interest .......................     1.3          0.5           2.1          1.7
Provision for income taxes ................................    (0.5)        (0.2)         (0.9)        (0.7)
                                                             ------       ------        ------       ------
Income before minority interest ...........................  $  0.8          0.3%       $  1.2          1.0%
                                                             ===============================================


      Consolidated net sales of $116.1 million and $234.0 million were achieved by the Company for the three and six months ended June 30, 1997, respectively, which represented increases of 55.5% and 84.0% from the respective 1996 consolidated net sales amounts of $74.7 million and $127.2 million. Net sales for the Company's converting facilities increased $44.0 million and $113.1 million in the second quarter and six months ended June 30, 1997, or by 62.6% and 97.6% to $114.3 million and $229.0 million from the comparable 1996 periods of $70.3 million and $115.9 million respectively. The increases in both of the 1997 periods is primarily a result of the Acquisition and the New Jersey Acquisition, which increased sales by $65.5 million and $ 9.7 million for the three months ended June 30, 1997 and by

$129.1 million and $20.2 million respectively for the first six months of 1997. These increases were partially offset by lower average selling prices in the 1997 periods due to reduced raw material prices and by the closure in August 1996 of the Company's Flint, Michigan facility. The Ft. Madison Mill was shut down on March 31, 1997 due primarily to a decline in prices for corrugating medium. For the three and six months ended June 30, 1997 net sales were $1.8 million and $5.0 million compared to the respective 1996 period net sales of $4.4 million and $11.2 million. Net sales in the second quarter of 1997 were from a run off of medium previously produced and the resale of certain purchased medium to meet obligations to customers. The Company has recently announced that it expects to resume production at the Ft. Madison Mill on August 18, 1997.

      The Companys cost of goods sold as a percentage of net sales decreased to 84.0% for both the three and six months ended June 30, 1997 from the corresponding 1996 periods of approximately 88% primarily as a result of lower raw material costs. Cost of goods sold as a percentage of net sales at the Company's converting facilities decreased to 83.4%for both 1997 periods from 87.9% and 88.3% in the comparable second quarter and six months ended June 30, 1996. Cost of goods sold at the Ft. Madison Mill increased as a percentage of net sales to 125.7% for the three months and to 121.0% for the six months ended June 30, 1997. For the comparable 1996 periods, cost of goods sold as a percentage of net sales were 95.7% and 85.4%. These increases were the result of the Ft. Madison Mill being shut down in the second quarter of 1997 and decreased selling price per ton of corrugating medium in 1997.

      Gross profit increased $9.9 million or 113.3% to $18.5 million and $22.2 million or 145.7% to $37.4 million for the three and six months ended June 30, 1997 compared to $8.7 million and $15.2 million in the respective 1996 periods primarily as a result of the Acquisition and the New Jersey Acquisition. The Company's converting operation gross profit as a percentage of net sales increased to 16.6% for the three and six months ended June 30, 1997 as compared to 12.1% and 11.7% for the corresponding three and six months 1996 periods. Gross profit (loss) as a percentage of net sales for the Ft. Madison Mill decreased to (25.7%) and ( 21.0%) in the second quarter and six months ended June 30, 1997. The corresponding 1996 percentages were 4.3% and 14.6%.

      Selling, general and administrative expenses increased by $ 6.2 million and $ 13.9 million or by 110.1% and 143.9%, to $11.8 million and $23.6 million, respectively, for the three and six months ended June 30, 1997, compared to the corresponding 1996 amounts of $5.6 million and $9.7 million, respectively. This increase is primarily attributable to the Acquisition and the New Jersey Acquisition. As a percentage of net sales, selling, general and administrative expenses increased to 10.2% and 10.1% for the three and six months ended June 30, 1997 compared to 7.6% in both comparable 1996 periods principally as a result of lower average selling prices.

      As a result of the foregoing factors, income from operations increased $3.6 million or 119.1% and $8.3 million and 148.7% for the three and six months ended June 30, 1997 to $6.7 million and $13.8 million, respectively, from $3.1 million and $5.6 million in the three and six months ended June 30, 1996.

      Interest expense increased $3.4 million or 122.9% to $6.2 million for the three months and $9.0 million or 247.1% to $12.6 million for the six months ended June 30, 1997 from corresponding 1996 amounts as a result of the Company's 12% Senior Secured Notes due 2006 issued in connection with the Acquisition. Comparable three and six months ended June 30, 1996 interest expense amounts were $2.8 million and $3.6 million respectively.

Liquidity and Capital Resources

      Historically, the Company has relied on cash flows from operations and bank borrowings to finance its working capital requirements and capital expenditures.

      Net cash provided by operating activities for the six months ended June 30, 1997 was $2.1 million compared to net cash provided by operating activities of $12.8 million for the six months ended June 30, 1996. Cash used in operating activities for the six months ended June 30, 1997 was driven by net income of $.7 million for the period, and a $6.3 million decrease in inventory and a $4.2 million decrease in accounts, notes, advances and other receivables which was more than offset by a $17.1 million decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities between the comparable 1997 and 1996 periods is largely attributable to certain costs incurred and additional amounts paid for inventory above market price totalling approximately $8 million being charged to reserves established as part of the Acquisition and the Company's decision in the latter part of 1996 to accelerate payments to vendors to take advantage of early payment discounts.

      Net cash used for investing activities was $8.4 million for the six months ended June 30, 1997 compared to $165.9 million for the six months ended June 30, 1996. This difference was primarily the result of the Company acquiring the net assets of St. Joe Container for $159.2 million on May 30, 1996.

      Net cash provided by financing activities was $5.1 million for the six months ended June 30, 1997 compared to net cash used for financing activities of $152.7 million for the six months ended June 30, 1997. This difference is primarily attributable to the net cash provided by the Notes in the amount of $170 million related to the Acquisition on May 30, 1996.

      Capital expenditures for the six months ended June 30, 1997 were $11.1 million as compared to $7.1 million for the six months ended June 30, 1996. This increase was primarily due to upgrade and maintenance capital expenditures at the converting facilities acquired by the Company in the Acquisition and includes outfitting the Company's new facility in Vernon, California with machinery and equipment. A portion of the $11.1 million of 1997 capital expenditures was derived from the proceeds of the sale of other fixed assets. At the present time, the Company expects to spend approximately $14 million in capital expenditures in 1997.

      On May 30, 1996, the Company established a Credit Facility which will mature in 2001. The Credit Facility provides total borrowing capacity of up to $80.0 million on a revolving basis, subject to borrowing base limitations, to finance the Company's working capital needs. Unused borrowing base availability must be at least $5.0 million. On February 28, 1997, the Credit Facility was amended and Florida, L.P. was made an additional borrower hereunder. The sole general partner of Florida, L.P. is Four M Manufacturing Group of Georgia, Inc. one of the guarantors of the Notes. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type. As of June 30, 1997, such covenants were amended and the Company is in compliance with these covenants, as amended. At August 1, 1997, the Company had unused borrowing capacity of approximately $21.1 million under the Credit Facility.

      The Company and Stone Container have each agreed to provide the Mill Joint Venture with up to $10.0 million of subordinated indebtedness on a revolving credit basis. As of June 30, 1997, the Mill Joint Venture was indebted to the Company under this facility in the amount of $2.3 million.

      Pursuant to the Output Purchase Agreement, the Company was required to pay the Mill Joint Venture $3.3 million as a purchase price adjustment for its 50% share of the linerboard produced by the Mill during the six month period ended June 30, 1997.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibits 2.1 through 10.6 and Exhibit 21.1, are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043). Exhibits 10.7 and 12.1 are incorporated by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-K for the transition period ended December 31, 1996. Exhibits
10.8 and 10.9 are filed as part of this document.

Exhibit
Number                 Description of Exhibit

2.1 Asset Purchase Agreement, dated as of November 1, 1995, among Four M Corporation (the "Company"), St. Joe Forest Products Company, St. Joe Container Company, St. Joe Paper Company and Florida Coast Paper Company, L.L.C. ("Florida Coast").
3.1          Certificate of Incorporation of the Company.
3.2          Certificate of Incorporation of Box USA Group, Inc. ("Box USA")
3.3          Certificate of Incorporation of Four M Paper Corporation.
3.4          Certificate of Incorporation of Page Packaging Corporation.
3.5          Certificate of Incorporation of Box USA, Inc.
3.6          Certificate of Incorporation of Four M Manufacturing Group of
             Georgia, Inc.
3.7          By-laws of the Company.
3.8          By-laws of Box USA
3.9          By-laws of Four M Paper Corporation.
3.10         By-laws of Page Packaging Corporation.
3.11         By-laws of Box USA, Inc.
3.12         By-laws of Four M Manufacturing Group of Georgia, Inc.
4.1 Indenture, dated as of May 30, 1996, between the Company and Norwest Bank Minnesota, National Association (the "Trustee").
4.2 Form of 12% Series A and Series B Senior Secured Notes, dated as of May 30,1996 (incorporated by reference to Exhibit 4.1).

4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co. Inc. (the "Initial Purchaser").
4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, between the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, between the Company, the Guarantors and the Trustee.
4.7 Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors.
4.8 Drop Down Notes Security Agreement, dated as of May 30, 1996, between the Guarantors and the Company.
4.9 Guaranty, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the financial institutions named therein (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5 Stock Appreciation Unit Plan of the Company, dated as of August 1, 1992, and Amendment No. 1 thereto, dated as of August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between the Trustee, and Box USA Group, Inc.
10.7 First Amendment to Financing and Security Agreement and Additional Borrower Joinder Supplement dated as of February 28, 1997, among the Company, the Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.
10.8         Second Amendment to Finance and Security Agreement
10.9         Third Amendment to Finance and Security Agreement
12.1         Statement regarding computation of ratios.
21.1         Subsidiaries of the registrant.
27.1         Financial Data Schedule.

          (b) Reports on Form 8-K

              None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FOUR M CORPORATION



                                     By: /s/ Timothy D. McMillin
                                         -------------------------------------
                                         Timothy D. McMillin
                                         Senior Vice President and Chief
                                         Financial Officer (Principal
                                         Accounting Officer)
                                         Date: August 12, 1997


                                     FOUR M PAPER CORPORATION



                                     By: /s/ Timothy D. McMillin
                                         -------------------------------------
                                         Timothy D. McMillin
                                         Senior Vice President and Chief
                                         Financial Officer (Principal
                                         Accounting Officer)
                                         Date: August 12, 1997


                                     BOX USA GROUP, INC.



                                     By: /s/ Timothy D. McMillin
                                         -------------------------------------
                                         Timothy D. McMillin
                                         Senior Vice President and Chief
                                         Financial Officer (Principal
                                         Accounting Officer)
                                         Date: August 12, 1997


                                     PAGE PACKAGING CORPORATION


                                     By: /s/ Timothy D. McMillin
                                         -------------------------------------
                                         Timothy D. McMillin
                                         Senior Vice President and Chief
                                         Financial Officer (Principal
                                         Accounting Officer)
                                         Date: August 12, 1997

                                     BOX USA, INC.


                                     By: /s/ Timothy D. McMillin
                                         -------------------------------------
                                         Timothy D. McMillin
                                         Senior Vice President and Chief
                                         Financial Officer (Principal
                                         Accounting Officer)
                                         Date: August 12, 1997


                                     FOUR M MANUFACTURING GROUP OF GEORGIA, INC.


                                     By: /s/ Timothy D. McMillin
                                         -------------------------------------
                                         Timothy D. McMillin
                                         Senior Vice President and Chief
                                         Financial Officer (Principal Accounting
                                         Officer)
                                         Date: August 12, 1997