Form 10-Q
period 1997-09-30
FOUR M CORP
filed 1997-11-19
CIK 1018219

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    ---------


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (914) 749-3200
               Registrant's telephone number, including area code:

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

  As of November 10, 1997, the registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):                                  Page

            Consolidated Balance Sheets as of September 30, 1997 and
            December 31, 1996 (audited)                                       2

            Consolidated Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996                          3

            Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996                                       4

            Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    16

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT (UNAUDITED)

                         FOUR M CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------
                                                               September 30, 1997   December 31, 1996
                                                                  (unaudited)           (audited)
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                    $       -              $   2,431
    Accounts receivable, less allowance for doubtful accounts of    53,400                 52,775
    $2,860 and $1,621
    Inventories (Note 6)                                            30,874                 32,896
    Deferred income taxes                                            9,394                 12,661
    Notes advances and other receivables                             8,830                  3,863
    Income taxes recoverable                                         7,041                  4,207
-----------------------------------------------------------------------------------------------------
    Total current assets                                           109,539                108,833
Property, plant and equipment, net of accumulated depreciation     177,192                173,333
Goodwill and other intangibles, net of accumulated amortization      4,408                  4,678
Other assets                                                        16,882                 16,801
-----------------------------------------------------------------------------------------------------
                                                                 $ 308,021              $ 303,645
                                                                 ---------              ---------
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable and accrued liabilities (Note 7)            $  60,055              $  60,537
    Current maturities of long-term debt and subordinated debt       3,144                  2,447
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                       63,199                 62,984
Long-term debt, less current maturities                            224,126                208,777
Subordinated debt, less current maturities                           1,966                  1,914
Deferred income taxes                                               14,200                 14,486
Minority interest and other liabilities                              2,313                  3,296
-----------------------------------------------------------------------------------------------------
    Total liabilities                                              305,804                291,457
-----------------------------------------------------------------------------------------------------
Stockholder's equity:
    Common Stock, Par Value $.125:  Authorized shares-
    10,000,000; shares issued 7,229,770 and outstanding
    6,815,867
Additional paid-in capital                                             904                    904
Retained earnings                                                      717                    717
                                                                     1,558                 11,529
-----------------------------------------------------------------------------------------------------
                                                                     3,179                 13,150
Less treasury stock, at cost (413,903 shares)                          962                    962
-----------------------------------------------------------------------------------------------------
    Total stockholder's equity                                       2,217                 12,188
-----------------------------------------------------------------------------------------------------
                                                                $  308,021               $303,645
                                                                 ---------              ---------
-----------------------------------------------------------------------------------------------------
      The accompanying footnotes are an integral part of these financial statements.


                         FOUR M CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                    (in thousands)

-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)       Three months ended September 30,    Nine months ended September 30,
                                                    --------------------------------    -------------------------------
                                                           1997           1996                1997            1996
-----------------------------------------------------------------------------------------------------------------------
Net sales                                               $ 113,992      $ 113,976           $ 348,017      $ 241,146
Cost of goods sold                                        103,569         98,031             300,201        209,979
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                          10,423         15,945              47,816         31,167
-----------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses               13,376         10,283              36,934         19,943
Other expense due to plant closings                         2,800              -               2,800              -
-----------------------------------------------------------------------------------------------------------------------
     Income (loss) from operations                         (5,753)         5,662               8,082         11,224
-----------------------------------------------------------------------------------------------------------------------
Other Income (expense):
     Interest expense                                      (6,653)        (6,470)            (19,277)       (10,107)
     Loss on Joint Venture Contract                        (6,000)             -              (6,000)             -
     Other                                                      -            585                  85            808
-----------------------------------------------------------------------------------------------------------------------
                                                          (12,653)        (5,885)            (25,192)        (9,299)
-----------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for income
     taxes and minority interest                          (18,406)          (223)            (17,110)         1,925
Provision (benefit) for income taxes                       (7,681)           (93)             (7,145)           809
-----------------------------------------------------------------------------------------------------------------------
     Income (loss) before minority interest               (10,725)          (130)             (9,965)         1,116
Minority interest                                              94           (136)                 (9)          (136)
-----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                  $ (10,631)     $    (266)          $  (9,974)       $   980
                                                        ---------      ---------           ---------        -------
-----------------------------------------------------------------------------------------------------------------------

                 The accompanying footnotes are an integral part of these financial statements.


                         FOUR M CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                    (in thousands)

-----------------------------------------------------------------------------------
(Dollars in thousands except per share data)        NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                             1997           1996
-----------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                              $  (9,974)     $     980
Adjustment to reconcile net income to net cash
  provided by (used for) operating activities
    Depreciation and amortization                          11,015          5,521
    Allowance for doubtful accounts                         1,239            695
    Noncash interest expense                                   52
    Deferred income taxes                                   2,981         (6,438)
    Loss (gain) on sale of fixed assets                       134           (541)
Change in assets and liabilities, net of effect
  of St. Joe
Container acquisition:
    Accounts, notes, advances, and other receivables       (1,864)       (12,975)
    Inventories                                             2,022          9,446
    Income taxes recoverable or payable                    (6,090)          (145)
    Other assets, net of other liabilities                 (2,515)         1,452
    Accounts payable and accrued liabilities                 (609)        13,225
-----------------------------------------------------------------------------------
Net cash (used for) provided by operating activities       (3,609)        11,220
-----------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                  (17,959)        (7,767)
    Proceeds from sale of Flint                                 -          2,300
    Proceeds from sale of fixed assets                      3,091            646
    Purchase of net assets of St. Joe Container                 -       (159,168)
    Purchase of MannKraft, net of cash acquired                 -         (5,500)
-----------------------------------------------------------------------------------
Net cash used for investing activities                    (14,868)      (169,489)
-----------------------------------------------------------------------------------

Cash flows from financing activities:
    Net borrowings (repayments) under revolving
     credit agreements                                     15,077          7,210
    Secured term mortgage, equipment and other
     borrowings                                             2,777            926
    Repayment of long-term debt                            (1,808)       (11,479)
    Proceeds fom bond issuance                                  -        170,000
    Financing costs                                             -         (8,798)
-----------------------------------------------------------------------------------
Net cash provided by financing activities                  16,046        157,859
-----------------------------------------------------------------------------------

Cash and cash equivalents:
    Decrease in cash and cash equivalents                  (2,431)          (410)
    Cash and cash equivalents, beginning of period          2,431          1,100
-----------------------------------------------------------------------------------
    Cash and cash equivalents, end of period            $       -      $     690
                                                        ---------      ---------
-----------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid (received) during the period for:
    Interest                                            $  13,649      $   2,257
    Income taxes, net of refunds                        $  (1,047)     $   2,101
-----------------------------------------------------------------------------------


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

        In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for interim periods. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto contained in the Four M Corporation report on Form 10-K for the transition period from August 1, 1996 to December 31, 1996.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business: Four M Corporation and subsidiaries ("Four M" or the "Company") are manufacturers of corrugated packaging and semi-chemical corrugating medium. The Company uses the trade name Box USA to conduct the bulk of its business activities. Four M Corporation has no assets or independent business operations other than ownership interest in its subsidiaries.

Use of estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of Four M Corporation and all of its subsidiaries. All of the common stock of Four M Corporation is beneficially owned by its Chairman of the Board and Chief Executive Officer, Dennis Mehiel. Investments in certain companies, of which Four M Corporation owns 50%, but does not maintain operational control, are accounted for using the equity method.

All significant intercompany amounts and transactions have been eliminated.

NOTE 3 - SIGNIFICANT ACQUISITIONS

ST. JOE CONTAINER COMPANY

        On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container, which consisted primarily of 16 converting facilities and related working capital (the "Acquisition") and (ii) a 50% interest in Florida Coast Paper Company, L.L.C. ("Florida Coast"), a limited liability company which owns a linerboard mill located at Port St. Joe, Florida (the "Mill"). Stone Container Corporation ("Stone Container") owns the remaining 50% interest in Florida Coast (See Note 4).

The Acquisition has been accounted for using the purchase method of accounting.

BOX USA OF  NEW JERSEY, INC.

        On August 5, 1996, the Company acquired 490 shares of common stock in Box USA of New Jersey, Inc. ("New Jersey"), formerly known as MannKraft Corporation, from Stone Container (the "New Jersey Acquisition"). The purchase represented 49% of New Jersey's outstanding shares, increasing the Company's ownership interest to 50%. Since the remaining 50% interest in New Jersey is owned indirectly by the Company's beneficial holder of all its common stock, the financial statements of New Jersey are included in the Company's consolidation.

NOTE 4 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        In connection with the Acquisition, the Company issued and sold $170.0 million aggregate principal amount of 12% Senior Secured Notes due 2006 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by Box USA Group, Inc., Four M Paper Corporation, Page Packaging Corporation, Box USA, Inc. and Four M Manufacturing Group of Georgia, Inc., each a direct or indirect wholly owned subsidiary of the Company (collectively, the "Guarantors"). Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to the holders of the Notes. The Notes are not guaranteed by Box USA Paper Corporation, Box USA of Florida, L.P. ("Florida L.P."), Florida Coast, New Jersey or Fibre Marketing Group, L.L.C. (collectively, the "Non-Guarantors"). The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and the Guarantors and Non-Guarantors as of and for the nine months ended September 30, 1997:

                      Condensed Consolidating Balance Sheet
                                 (in thousands)



                                 FOUR M                                  ELIMINATION
                              CORPORATION   GUARANTORS  NON-GUARANTORS     ENTRIES    CONSOLIDATED
                              -----------   ----------  --------------   -----------  ------------
Current assets........        $    -        $98,137        $11,402       $   -        $ 109,539
Investment in affiliates          2,217       5,862              -       (2,417)          5,662
Total assets .........            2,217     280,167         27,854       (2,417)        308,021
Current liabilities...              -        54,102          9,097             -         63,199
Total liabilities.....              -       281,125         24,679             -        305,804
Stockholder's equity..            2,217        (758)         3,175       (2,417)          2,217


                 Condensed Consolidating Statement of Operations
                                 (in thousands)



                              FOUR M                                  ELIMINATION
                           CORPORATION    GUARANTORS  NON-GUARANTORS    ENTRIES      CONSOLIDATED
                           -----------    ----------  --------------   -----------   ------------
Net sales.............        $     -     $312,879        $35,138      $  -           $348,017
Gross profit..........              -       43,519          4,297         -             47,816
Income from operations.             -        6,859          1,223         -              8,082
Income(loss) before
income taxes...........             -     (17,138)             28         -            (17,110)
Net income (loss) of
subsidiaries...........       (9,974)            -              -         9,974           -
Net income (loss)......       (9,974)      (9,981)              7         9,974         (9,974)


                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)


                             FOUR M                                   ELIMINATION
                           CORPORATION  GUARANTORS   NON-GUARANTORS     ENTRIES    CONSOLIDATED

Net cash provided by
(used for) operating
activities ...........       $    -      $(6,270)        $ 2,661       $    -        $(3,609)

Net cash used for
investing activities..            -      (13,101)        (1,767)            -        (14,868)

Net cash provided by
(used for) financing
activities............            -       17,129         (1,083)            -         16,046
                          -----------  -----------   --------------  ------------ -------------
Decrease in  cash and
cash equivalents......            -       (2,242)          (189)            -         (2,431)

Cash and cash
equivalents, beginning
of period.............            -        2,064            367             -          2,431
                          -----------  -----------   --------------  ------------ -------------
Cash and cash
equivalents, end of
period................            -       $ (178)          $178             -       $     -
                          ===========  ===========   ==============  ============ =============


NOTE 5 - INVESTMENT IN FLORIDA COAST

        In conjunction with the formation of Florida Coast, the Company and Stone Container each invested $5 million for a 50% interest in Florida Coast Holding Co., L.L.C. ("Florida Coast Holding"), the holder of all of the member interests in Florida Coast, and Stone Container made a $30 million loan to Florida Coast Holding. In addition, the Company and Stone Container have each agreed to provide Florida Coast with up to $10 million of subordinated financing, if needed, for general corporate purposes. As of September 30, 1997, Florida Coast was indebted to the Company under this facility in the amount of $6.6 million.

        The Company did not allocate any portion of the purchase price for the acquisition of the Mill to its investment in Florida Coast Holding since management believes the investment value is nominal.

        The Company's investment in Florida Coast Holding is accounted for using the equity method of accounting. The Company did not record its 50% share of Florida Coast Holding's operating loss for the nine month period ended September 30, 1997, in the amount of $(22.1) million since its investment has no carrying value.

        Summarized unaudited income statement information of Florida Coast for the nine months ended September 30, 1997 were as follows:

               Summarized Statement of Operations (in thousands):

                                                                 Nine Months
                                                                    Ended
                                                             September 30, 1997
--------------------------------------------------------------------------------
Net sales                                                        $  43,774
Net operating loss                                                 (26,826)
Other expense                                                      (17,397)
Net loss                                                           (44,223)
--------------------------------------------------------------------------------

        Pursuant to an Output Purchase Agreement with Florida Coast, the Company and Stone Container have each agreed to purchase one-half of the Mill's entire linerboard production at a price indexed to market prices, but subject to a minimum purchase price. This purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures of the Mill. In accounting for the acquisition of the Mill, the Company determined that it would be required to pay additional amounts above market price for linerboard and possibly incur other additional costs to fulfill its obligations under the Output Purchase Agreement and established a reserve for such amounts. During the three months ended September 30, 1997 the Company increased its reserve by charging $6.0 million against earnings for the quarter as a result of the Mill shutdown (See Note 8). For the nine months ended September 30, 1997, the Company charged approximately $10.2 million against this reserve; the remaining balance of such reserve was approximately $13.4 million at September 30, 1997.

NOTE 6 - INVENTORY

        Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                September 30,     December 31,
                                                    1997             1996
                                                  -------           -------
Raw Materials                                     $22,825          $25,056
Work-in-process                                     1,946            1,615
Finished goods                                      6,103            6,225
                                                 --------         --------
                                                  $30,874          $32,896
                                                 --------         --------
                                                 --------         --------

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accrued liabilities were approximately $34.0 million at September 30, 1997, and $30.2 million at December 31, 1996 respectively. These amounts include reserves for unfavorable contracts related to the acquisition of the Mill (See
Note 5), acquisition related provisions, plant closing costs (see Note 8) and accruals for various items including employee benefits, utilities, interest and plant repairs. Accrued liabilities increased June 30, 1997 to September 30, 1997 due to increased reserves of $9.8 million.

NOTE 8 - MILL SHUTDOWNS AND REOPENINGS

        In the latter part of 1996 and first quarter of 1997, the Company experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. As a result, the Company shut down its corrugating medium mill at Ft. Madison, Iowa (the "Ft. Madison Mill") on March 31, 1997. Recently, market conditions for corrugating medium have improved and the Company resumed limited production at the Ft. Madison Mill on August 18, 1997, with full production commencing September 1, 1997.

        In addition, the Company and Stone Container, as members of Florida Coast Holding, shut down the Mill in April, 1997 due to a decline in prices for linerboard as a result of increased capacity in the industry. Market conditions for linerboard have since improved and as a result Florida Coast resumed limited production in early September 1997 with full production commencing in October 1997. During the period of the Mill shut down, the Company remained subject to the terms of the Output Purchase Agreement (see Note 5).

NOTE 9 - PLANT CLOSINGS AND DISPOSITIONS

        On August 9, 1997 the Company announced its intent to close two of its facilities and to reallocate its business at those locations to its other nearby facilities, including a "Super Plant" that is intended to utilize state of the art technology and is expected to expand capacity in the southeastern operating region. In connection therewith, the Company recorded a provision of $1.0 million in the three months ended September 30, 1997 to accrue the costs of closing such facilities, which are principally related to severance and relocation of employees. In addition, the Company established a reserve during the three months ended September 30, 1997 of $1.8 million, to cover costs in connection with certain plant dispositions which are anticipated to occur in fiscal 1998 or sooner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking statements that involve known and unknown risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the current and future years to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

        The following tables set forth certain consolidated statement of operations data and such data as a percentage of net sales for the periods indicated (Dollars in millions):



                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------
                                                         1997                   1996
                                                   ------------------   -------------------
                                                            PERCENT OF           PERCENT OF
                                                   AMOUNT   NET SALES   AMOUNT   NET SALES
                                                   ------   ---------   ------   ---------

Net Sales..............................           $114.0     100.0%     $114.0    100.0%
Cost of goods sold.....................           (103.6)    (90.9)      (98.0)   (86.0)
                                                  --------   ------      ------    ------
Gross profit...........................             10.4       9.1        16.0     14.0
Selling, general and
  administrative expenses..............            (13.4)    (11.7)      (10.3)    (9.0)
Other expenses due to plant closings ..             (2.8)     (2.5)         -         -
                                                    -----     -----       -----    -----
Income (loss) from operations..........             (5.8)     (5.1)        5.7      5.0
Interest expense.......................             (6.6)     (5.8)       (6.5)    (5.7)
Loss on Joint Venture Contract ........             (6.0)     (5.3           -        -
Other income (expense) ................               -         -          0.6      0.5
                                                    -----     -----      -----     -----

Income (loss) before provision for
  income taxes and minority interest...            (18.4)    (16.2)       (0.2)    (0.2)
Income tax benefit.....................              7.7       6.8         0.1      0.1
                                                   -----     -----       -----    ------
Loss before minority interest..........           $(10.7)     (9.4)%    $ (0.1)    (0.1)%
                                                  =======================================


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------
                                                         1997                   1996
                                                           PERCENT OF             PERCENT OF
                                                   AMOUNT  NET SALES      AMOUNT   NET SALES
Net Sales..............................            $348.0    100.0%      $241.1     100.0%
Cost of goods sold.....................            (300.2)   (86.3)      (210.0)    (87.1)
                                                  --------   ------      -------    ------


Gross profit...........................              47.8     13.7         31.1      12.9
Selling, general and
 administrative expenses...............             (36.9)   (10.6)       (19.9)     (8.3)
Other expenses due to plant closings ..              (2.8)     (.8)          -         -
                                                     -----    ----           -         -
Income (loss) from operations..........               8.1      2.3         11.2       4.6
Interest expense.......................             (19.3)    (5.5)       (10.1)     (4.2)
Loss on Joint Venture Contract ........              (6.0)    (1.7)          -         -
Other income (expense).................                .1        -          0.8       0.3
                                                       --        -          ---       ---
Income before provision for
 income taxes and minority interest....             (17.1)    (4.9)         1.9       0.7

Benefit (provision) for income taxes...               7.1      2.0         (0.8)     (0.3)
                                                    ------    -----        -----     -----
Income (loss) before minority interest.             (10.0)   (2.9)%        $1.1       0.4%
                                                    ======================================


THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

        Consolidated net sales of $114.0 million were achieved by the Company for the three months ended September 30, 1997 which was unchanged from the comparable 1996 period. Net sales for the Company's converting facilities increased $.6 million for the three months ended September 30, 1997, or .5% to $110.9 million from the comparable 1996 period of $110.3 million. The Acquisition and the New Jersey Acquisition increased net sales by $61.8 million and $ 9.2 million, respectively, for the three months ended September 30, 1997. These increases were primarily offset by lower average selling prices due to reduced raw material prices, and the temporary shutdown of the Ft. Madison Mill due to the result of declining prices of corrugating medium. Net sales at the Ft. Madison Mill for the three months ended September 30, 1997 were $3.1 million as compared to net sales of $3.6 million for the comparable 1996 period. To a lesser extent, these increases were partially offset by the closure in August 1996 of the Company's Flint, Michigan facility.

        The Company's cost of goods sold, as a percentage of net sales, increased to 90.9% for the three months ended September 30, 1997, from the comparable 1996 period of 86.0%. Cost of goods sold, as a percentage of net sales, at the Company's converting facilities increased to 90.2% for the three months ended September 30, 1997, from 88.5% in the comparable 1996 period. The increases were primarily a result of the Company's absorption of increased paper prices for both linerboard and corrugating medium. Cost of goods sold at the Ft. Madison Mill increased, as a percentage of net sales, to 113.5% for the three months ended September 30, 1997, from the comparable 1996 period of 11.2%. This increase was the result of the Ft. Madison Mill being shut down during the second quarter, and part of the third quarter, of 1997, as well as the decreased selling price per ton of corrugating medium in 1997.

        Gross profit decreased $5.6 million, or 35.0%, to $10.4 million for the three months ended September 30, 1997 from the comparable 1996 period of $16.0 million. The Company's gross profit for its converting facilities, as a percentage of net sales, decreased to 9.1% for the three months ended September 30, 1997, as compared to 11.5% for the comparable 1996 period. The decline in gross profit is attributable to increased paper prices absorbed by the Company during the three months ended September 30, 1997. Gross profit at the Ft. Madison Mill decreased as a result of the temporary shutdown to $(.4) million for the three months ended September 30, 1997, from the comparable 1996 period of $3.2 million.

        Selling, general and administrative expenses increased by $3.1 million for the three months ended September 30, 1997. This increase is primarily attributable to the reserve established to cover plant closings and disposition costs. As a percentage of net sales, the selling, general and administrative expenses increased to 11.7% for the three months ended September 30, 1997 compared to 9.0% in the comparable 1996 period, primarily as a result of lower average selling prices.

        As a result of the foregoing factors, income from operations decreased $11.5 million or 201.8% for the three months ended September 30, 1997, to $(5.8) million from $5.7 million in the comparable 1996 period.

        Interest expense increased $0.1 million, or 1.5%, to $6.6 million for the three months ended September 30, 1997, from $6.5 million in the comparable 1996 period.

        In the three months ended September 30, 1997, the Company recorded a $6.0 million charge related to its anticipated loss on the Output Purchase Agreement which reflects the increased level of funding required due to the Mill shut down. Additionally, in the three months ended September 30, 1997, the Company recorded accruals of $4.6 million. The Company recorded $2.8 million to cover plant closing and disposition costs (see Note 9), $1.0 million of professional fees and medical benefit overruns, and $.8 million of additional bad debt.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

        Consolidated net sales of $348.0 million were achieved by the Company for the nine months ended September 30, 1997, which represented an increase of 44.3%, from $241.1 million in the comparable 1996 period. Net sales for the Company's converting facilities increased $111.7 million, or 48.9%, to $339.9 million for the nine months ended September 30, 1997, from $228.2 million for the comparable 1996 period. Net sales increased primarily as a result of the Acquisition and the New Jersey Acquisition, which increased sales by $190.9 million and $29.4 million, respectively, for the nine months ended September 30, 1997. These increases were primarily offset by lower average selling prices in the 1997 period due to reduced raw material prices, and the temporary shutdown of the Ft. Madison Mill. Net sales at the Ft. Madison Mill, for the nine months ended September 30, 1997, were $8.2 million compared to $12.9 million in the comparable 1996 period. To a lesser extent, these increases were offset by the closure of the Company's Flint, Michigan facility in August 1996.

        The Company's cost of goods sold, as a percentage of net sales, decreased to 86.3% for the nine months ended September 30, 1997, from the comparable 1996 period of 87.1%. Cost of goods sold, as a percentage of net sales, at the Company's converting facilities decreased to 90.2% for the nine months ended September 30, 1997, from the comparable 1996 period of 91.6%. The decreases were primarily the result of a decline in the average cost of linerboard and corrugating medium. Cost of goods sold at the Ft. Madison Mill increased, as a percentage of net sales, to 118.2% for the nine months ended September 30, 1997, from the comparable 1996 period of 6.8%. This increase was the result of the Ft. Madison Mill being shut down during the second quarter, and part of the third quarter, of 1997, as well as the decreased selling price per ton of corrugating medium during the nine months ended September 30, 1997.

        Gross profit increased $16.7 million, or 34.9%, to $47.8 million for the nine months ended September 30, 1997, primarily as a result of the Acquisition and the New Jersey Acquisition. This increase is partially offset by the Company's absorption of increased paper prices during the nine months ended September 30, 1997. The Company's gross profit at its converting facilities, as a percentage of net sales, increased to 13.7% for the nine months ended September 30, 1997 as compared to 12.9% for the comparable 1996 period.

        Selling, general and administrative expenses increased by $17.0 million for the nine months ended September 30, 1997. This increase is primarily attributable to the Acquisition and the New Jersey Acquisition. As a percentage of net sales, the selling, general, and administrative expenses increased to 10.6% for the nine months ended September 30, 1997, compared to 8.3% in the comparable 1996 period primarily as a result of lower average selling prices.

        As a result of the foregoing factors, income from operations decreased $3.1 million, or 27.7%, for the nine months ended September 30, 1997, to $8.1 million from $11.2 million in the comparable 1996 period.

        Interest expense increased $9.2 million, or 91.1%, to $19.3 million for the nine months ended September 30, 1997, from $10.1 million in the comparable 1996 period, primarily as a result of the Company's 12% Senior Secured Notes due 2006 issued in connection with the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has relied on cash flows from operations and bank borrowings to finance its working capital requirements and capital expenditures.

        Net cash used for operating activities for the nine months ended September 30, 1997 was $3.6 million compared to net cash provided by operating activities of $11.2 million for the nine months ended September 30, 1996. The reduction in cash from operating activities for the nine months ended September 30, 1997 was primarily due to the net loss of $10.0 million, a $6.1 million increase in income taxes recoverable and a $1.9 million increase in accounts, notes, advances and other receivables. This was partly offset by a $.6 million decrease in accounts payable and accrued liabilities and a $2.0 million decrease in inventory primarily due to management's efforts to manage inventory levels as well as declines in paper costs.

        Net cash used for investing activities was $14.9 million for the nine months ended September 30, 1997, compared to $169.5 million for the nine months ended September 30, 1996. This difference was primarily the result of the Acquisition.

         Gross capital expenditures for the nine months ended September 30, 1997, were $18.0 million as compared to $7.8 million for the nine months ended September 30, 1996. This increase was primarily due to upgrade and maintenance capital expenditures at the converting facilities acquired by the Company in the Acquisition and includes outfitting the Company's new facility in Vernon, California with machinery and equipment. A portion of the funding for the 1997 capital expenditures was derived from the proceeds of the sale of other fixed assets which results in net capital expenditures of $16.0 million.

        Net cash provided by financing activities was $16.0 million for the nine months ended September 30, 1997, compared to net cash provided by financing activities of $157.9 million for the nine months ended September 30, 1996. This difference is primarily attributable to the issuance of the Notes in the amount of $170 million relating to the Acquisition.

        On May 30, 1996, the Company established a Credit Facility which will mature on May 30, 2001. The Credit Facility provides total borrowing capacity of up to $80.0 million on a revolving basis, subject to borrowing base limitations, to finance the Company's working capital needs. Pursuant to the Credit Facility, unused borrowing base availability must be at least $5.0 million. On February 28, 1997, the Credit Facility was amended and Florida, L.P. was made an additional borrower thereunder. The sole general partner of Florida, L.P. is Four M Manufacturing Group of Georgia, Inc. one of the guarantors of the Notes. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type. At
November 1, 1997 the Company had unused borrowing capacity of $17.2 million under the Credit Facility.

        The Company and Stone Container have each agreed to provide Florida Coast with up to $10.0 million of subordinated indebtedness on a revolving credit basis. As of September 30, 1997, Florida Coast was indebted to the Company under this facility in the amount of $6.6 million.

        Pursuant to the Output Purchase Agreement, the Company was required to pay Florida Coast $13.3 million as a purchase price adjustment for its 50% share of the linerboard produced by the Mill during the nine months ended September 30, 1997.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        Exhibits 2.1 through 10.6 and Exhibit 21.1, are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043). Exhibits 10.7 and 12.1 are incorporated by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-K for the transition period ended December 31, 1996. Exhibits
10.8 and 10.9 are incorporated by reference to the exhibit with corresponding number filed as part of the Company's reports on the form 10-Q for the period ended March 31, 1997 and June 30, 1997, respectively.

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

10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.

10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.

10.5 Stock Appreciation Unit Plan of the Company, dated as of August 1, 1992, and Amendment No. 1 thereto, dated as of August 1, 1995.

10.6 Subordination Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between the Trustee, and Box USA Group, Inc.

10.7 First Amendment to Financing and Security Agreement and Additional Borrower Joinder Supplement dated as of February 28, 1997, among the Company, the Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.

10.8       Second Amendment to Finance and Security Agreement

10.9       Third Amendment to Finance and Security Agreement

12.1       Statement regarding computation of ratios.

21.1       Subsidiaries of the registrant.

27.1       Financial Data Schedule.


        (B)    REPORTS ON FORM 8-K

        On July 29, 1997, Four M Corporation filed a Form 8-K with the Securities and Exchange Commission with respect to the Company resuming operations at its Fort Madison, Iowa corrugating medium mill effective August 18, 1997, with full production anticipated by September 1, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FOUR M CORPORATION


                            By: /s/ Chris Mehiel
                               ----------------------------------
                            Chris Mehiel
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                            Date: November 12, 1997


                            FOUR M PAPER CORPORATION


                            By: /s/ Chris Mehiel
                               ----------------------------------
                            Chris Mehiel
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                            Date: August 12, 1997

                            BOX USA GROUP, INC.


                            By: /s/ Chris Mehiel
                               ----------------------------------
                            Chris Mehiel
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                            Date: November 12, 1997


                            PAGE PACKAGING CORPORATION


                            By: /s/ Chris Mehiel
                               ----------------------------------
                            Chris Mehiel
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                            Date: November 12, 1997

                            BOX USA, INC.


                            By: /s/ Chris Mehiel
                               ----------------------------------
                            Chris Mehiel
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                            Date: November 12, 1997



                            FOUR M MANUFACTURING GROUP OF GEORGIA, INC.


                            By: /s/ Chris Mehiel
                               ----------------------------------
                            Chris Mehiel
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                            Date: November 12, 1997