Form 10-K
period 1997-12-31
FOUR M CORP
filed 1998-03-31
CIK 1018219

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of December 31, 1997, there were no shares of voting stock of the registrant held by non-affiliates.

      As of December 31, 1997, registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                         TRANSITION REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business .........................................................  1

Item 2.    Properties .......................................................  7

Item 3.    Legal Proceedings ................................................  8

Item 4.    Submission of Matters to a Vote of Security Holders ..............  8

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters .............................................  9

Item 6.    Selected Financial Data ..........................................  9

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................... 12

Item 8.    Financial Statements and Supplementary Data ...................... 16

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................ 16

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............... 17

Item 11.   Executive Compensation ........................................... 19

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management ...................................................... 20

Item 13.   Certain Relationships and Related Party Transactions ............. 20

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ..................................................... 21

Signatures

                                     PART I

Item 1. BUSINESS

General

      Four M Corporation (the "Company" or "Four M"), which operates under the trade name Box USA, believes that it is one of the largest independent full-service converters of corrugated packaging materials in North America. The Company, through its subsidiaries, operates 23 strategically located converting facilities, which sold 11.7 billion square feet of finished corrugated containers, partitions and sheets during the fiscal year ended December 31, 1997 ("Fiscal 1997"). The Company also owns a paper mill at Ft. Madison, Iowa (the "Ft. Madison Mill") which sold 62,880 tons of corrugating medium during Fiscal 1997, most of which was sold to third parties.

      The Company was founded in 1966 as a manufacturer of corrugated partitions. From a single partition plant, the Company expanded initially through internal growth and later through 12 separate acquisitions involving 23 manufacturing facilities. The Company has historically targeted assets to which the Company could significantly improve profitability. These strategic acquisitions have allowed the Company to (i) supply its partition plants with lower-cost corrugated sheets for conversion into interior packaging components,
(ii) capture a portion of its partition customers' corrugated container business and (iii) diversify its customer base to include a broader variety of users of corrugated packaging materials.

      On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container Company ("St. Joe Container"), which consisted primarily of 16 converting facilities and related working capital (the "St. Joe Acquisition") and (ii) a 50% interest in Florida Coast Paper Company, L.L.C. ("Florida Coast"), a limited liability company which owns a linerboard mill located in Port St. Joe, Florida (the "St. Joe Mill") and Stone Container Corporation ("Stone Container", together with the Company, the "Joint Venture Partners") acquired the remaining 50% interest in Florida Coast. The St. Joe Acquisition more than doubled the size of the Company to 28 converting facilities and enabled the Company to increase its geographic coverage from nine to 17 states and serves the Midwest, Mid-Atlantic and the faster growing Southeast markets. While corrugated packaging plants typically serve customers within a 150-mile radius, the Company is generally able to extend its service area to a radius of approximately 250 miles. The Company believes that improved operating efficiencies enable it to overcome any incremental costs associated with its larger trading areas.

      The markets for corrugated packaging materials produced by the Company are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact the Company's profitability. The ability of the Company to sustain profitability during cyclical fluctuations in corrugating packaging material markets is dependent upon the Company's ability to maintain value-added margins (net sales less the cost of raw materials). For corrugating packaging material manufacturers, raw materials typically represent approximately 70% of the total cost of goods sold. The ability of the Company to maintain value-added margins is primarily a function of the speed with which the Company can pass along raw material cost increases to its customers or conversely, absorb reductions in raw materials prices. Historically, the Company has been able to sustain consistent value-added margins on a unit basis. Although prices for corrugated packaging products have declined due to an industry-wide excess of capacity, the Company has experienced growth in volume for such products.

      One of the Company's competitive advantages is its long-term relationships with many customers, some of which have been maintained for over 25 years. A second feature which distinguishes the Company from its competitors is the significant relationships it has established with its containerboard suppliers. The Company believes that it is the largest customer of its four primary raw material suppliers. As one of the largest purchasers of linerboard and corrugating medium in the industry, the Company believes that it has been able to purchase raw materials from certain of its outside suppliers at prices below those reported in Pulp & Paper Week, an industry trade publication.

      Four M has no independent business operations other than its ownership interest in its subsidiaries.

Operations

      The Company operates three types of converting facilities: (i) corrugator plants which convert linerboard and corrugating medium into corrugated sheets and then convert the sheets into corrugated containers, (ii) sheet or specialty container plants which receive corrugated sheets from the Company's corrugator plants or external suppliers and then manufacture corrugated containers and displays and (iii) partition plants which receive corrugated sheets from the Company's corrugator plants or external suppliers and manufacture corrugated interior packaging components. The Company also operates the Ft. Madison Mill, which produces corrugating medium primarily for sale to third parties.

Corrugators

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

      The Company's corrugators convert mottled white linerboard, unbleached kraft linerboard and corrugating medium into corrugated sheets and containers. Mottled white containers are generally sold at a premium over unbleached kraft containers; however, the premium tends to cover the higher cost of mottled white linerboard without increasing operating margins at the container facilities. Approximately 94.6% of the corrugated materials produced in these facilities in Fiscal 1997 required unbleached kraft linerboard and the remaining 5.4% required mottled white linerboard.

Sheet Plants

      The Company's sheet plants convert corrugated sheets into specialty containers and point-of-sale displays. The Company operates one sheet plant in Ohio, one in Alabama, two in California and one in Florida. During Fiscal 1997, the Company's sheet plants accounted for approximately 11.0% of the Company's net sales.

      The Company operates the sheet plants for smaller production runs and specialized containers. The customers for these plants are primarily local and regional accounts. By serving different market segments, sheet plants allow the Company to operate in trading areas which overlap those of the corrugator plants without competing with the larger, integrated facilities.

Partition Plants

      The Company believes that it is the largest producer of corrugated interior packaging components in the United States. The Company operates four free-standing partition plants in the Midwest and Southeast and supplies interior packaging components to major food, household products, and glass and plastic container producers. The Company also has partition manufacturing capability at two of its sheet plants. The Company maintains a leading position in the partition segment of the corrugated market by supplying national account, high-volume users.

Ft. Madison Mill

      The Company's Ft. Madison Mill is currently capable of producing up to 80,000 tons per year of corrugating medium. The Ft. Madison Mill sells its output primarily to smaller, independent corrugated container manufacturers in the Midwest. In Fiscal 1997, the Ft. Madison Mill generated net sales of $13.2 million of corrugating medium to third parties.

      In Fiscal 1997, prices for corrugating medium declined as a result of increased capacity in the industry and decreased demand for such products. In response to such market conditions, the Company shut down the Ft. Madison Mill on March 31, 1997 and resumed limited production on August 18, 1997. Full production commenced on September 1, 1997.

      The Ft. Madison Mill has the capability to process both wood fiber and recycled fiber. Recycled fiber utilized at the Ft. Madison Mill consists of double-lined kraft clippings. This flexibility in raw materials processing has enabled the Company to reduce the impact of fluctuations in raw material prices. Recycled fibers represented approximately 39% of the raw materials used by the Ft. Madison Mill in Fiscal 1997.

St. Joe Mill

      On May 30, 1996, Florida Coast, a joint venture (the "Mill Joint Venture") of the Company and Stone Container acquired the St. Joe Mill for its strategic location and to fulfill a portion of the linerboard requirements of the corrugated container facilities of the Joint Venture Partners. The St. Joe Mill has two paper machines which are capable of producing an aggregate of approximately 500,000 tons of linerboard annually in a variety of grades and basis weights. The St. Joe Mill's production presently is approximately 18% mottled white linerboard, a premium priced product, and 82% unbleached kraft linerboard.

      Under the Output Purchase Agreement, each of the Joint Venture Partners has agreed to purchase one-half of the St. Joe Mill's entire annual linerboard production, representing approximately one-third of the Company's total requirements, at a price that is $25 per ton below the price published in Pulp & Paper Week, under the section entitled "Price Watch: Paper and Paperboard," subject to a minimum purchase price, intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures.

Management determined that it was probable that the Company would be required to pay additional amounts above market price for linerboard pursuant to the Output Purchase Agreement and established a reserve (the "Reserve") in the amount of $20.2 million for such purchases. During Fiscal 1997, pursuant to the Output Purchase Agreement, the Company was required to pay a purchase price adjustment in the amount of $17.5 million. In addition, the Company increased the Reserve by $6.0 million in Fiscal 1997. The Company advanced loans of $1.6 million under the Subordinated Credit Facility (the "Subordinated Credit Facility"), pursuant to which the Company provides, if needed, Florida Coast with up to $10.0 million of subordinated indebtedness on a revolving credit basis. The loans under the Subordinated Credit Facility are fully reserved. The St. Joe Mill is expected to generate net earnings and operating cash flow in Fiscal 1998 and additional reserve requirements are not anticipated.

      In addition, in April 1997 the Joint Venture Partners shut down the St. Joe Mill due to a decline in prices for linerboard as a result of increased capacity in the industry. The St. Joe Mill resumed limited production in early September 1997 and full production commenced in October 1997. During the period of the St. Joe Mill shut down, the Company remained subject to the terms of the Output Purchase Agreement.

Fibre Marketing Group

      During Fiscal 1996, the Company acquired a 50% interest in Fibre Marketing Group, LLC ("Fibre Marketing"), which procures and markets waste paper. Fibre Marketing acts as a broker for the sale and transportation of waste material from companies which generate waste, such as printers, paper converters and recycling processors, to paper mills. Fibre Marketing currently provides brokerage services to all of the Company's converting facilities. Fibre Marketing also owns and operates Fibre Processing Corporation, a waste paper processing company located in Edgemere, Maryland, which services sources of recyclable waste paper which are too small to utilize brokerage services. Fibre Marketing discontinued operations at this facility as of December 31, 1997.

Box USA of New Jersey, Inc.

      During Fiscal 1996, the Company acquired 49% of the outstanding shares of common stock of Box USA of New Jersey, Inc. ("Box USA of New Jersey"), formerly known as MannKraft Corporation, from Stone Container (the "New Jersey Acquisition"), increasing its ownership interest to 50%. Box USA of New Jersey is a manufacturer of corrugated paper products, such as cartons and displays, which it sells primarily in New Jersey, southern New York, southeastern Connecticut and eastern Pennsylvania.

Box USA of Florida, L.P.

      During Fiscal 1996, Four M Manufacturing Group of Georgia, Inc. acquired a 51% interest in Box USA of Florida, L.P. ("Box USA of Florida, L.P."). Box USA of Florida, L.P. operates a sheet plant in Jacksonville, Florida.

Recent Developments

      In January 1998, the Company sold its Dallas and Houston corrugating operations for $19.8 million in cash, subject to working capital adjustments, which approximated net book value. Approximately $11.2 million of the net proceeds is held in trust pursuant to the terms of the Indenture governing the Senior Notes and the remainder has been used for working capital purposes.

Sales, Marketing and Customers

Sales and Marketing

      The Company's products are primarily sold on a direct basis and, to a lesser degree, through the use of brokers. Currently, the Company generates approximately 90% of its business through direct sales and the balance through brokers. The Company seeks to be a leader in customer service for the markets it serves by capitalizing on its marketing experience, technical expertise and manufacturing flexibility. The Company's corrugated packaging materials are typically manufactured to customer order. The Company believes that the strong integration between manufacturing, marketing and sales provides it with a competitive advantage by allowing it to respond favorably and quickly to changing customer demands. The Company prides itself on its sales oriented culture and its long-standing relationships with customers. The Company's senior executive officers personally handle a number of the larger accounts.

      Each of the Company's sales representatives receives training in product specifications and manufacturing techniques in order to satisfy customer requirements and maintain existing national and local account relationships. The Company emphasizes achieving sales efficiency by preserving existing relationships, having a thorough knowledge of customer requirements and being flexible and responsive to changing customer needs. The Company has focused on capturing market share by targeting a diverse customer base and offering a full product line within a given geographical area. The Company believes that the St. Joe Acquisition has provided access to markets previously outside the Company's geographic service areas, as well as allowed it to expand relationships with existing customers which have packaging requirements within geographic areas serviced by the St. Joe Container facilities.

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

Customers

      In Fiscal 1997, the Company's largest customer accounted for approximately 2.6% of net sales. The top 10 customers accounted for approximately 9.5% of net sales during Fiscal 1997. The Company typically has one-year, and in some cases multi-year, contracts with its national accounts. These contracts have provisions which provide for price adjustments based on changes in the Company's raw material prices. Sales to national accounts accounted for approximately 15% of net sales in Fiscal 1997.

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

      In Fiscal 1997, the Company bought only 109,958 tons of its linerboard requirements from the St. Joe Mill under the Output Purchase Agreement as the mill was shut down for six months. The Company expects to purchase approximately 210,000 tons of linerboard from the St. Joe Mill in Fiscal 1998.

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

      The operations of the St. Joe Mill are subject to extensive and changing environmental regulation by federal, state and local authorities. In November 1997, the US Environmental Protection Agency (the "EPA") issued its final rules, informally known as the "cluster rules", which are more stringent than the existing requirements for discharge of wastewaters under the Clean Water Act and impose new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Although the final rules are less stringent, in some respects than as initially proposed, the Company currently believes that the St. Joe Mill will be required to make capital expenditures of approximately $30 million during the period of 1998 through 2005 in order to meet the requirements of the new regulations. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters".

      St. Joe Container, St. Joe Paper and St. Joe Forest (collectively, the "Paper Indemnitors") agreed to indemnify the Company for certain "On-Site Environmental Liabilities" (as defined in the Asset Purchase Agreement dated as of November 1, 1995 covering the St. Joe Acquisition (the "St. Joe Acquisition Agreement")) arising from conditions existing on the date of the closing of the St. Joe Acquisition (the "Closing Date") and relating either to the St. Joe Mill or the St. Joe Container facilities. Pursuant to these provisions, (1) 100.0% of the first $2.5 million of such liability will be paid by the Company or Florida Coast, (2) 100.0% of the next $2.5 million by the Paper Indemnitors, (3) 100.0% of the next $2.5 million of such liability will be paid by the Company or Florida Coast, (4) 100.0% of the next $2.5 million of such liability will be paid by the Paper Indemnitors, (5) 100.0% of the next $2.5 million of such liability will be paid by the Company or Florida Coast and (6) 100.0% of the next $5.0 million of such liability will be paid by the Paper Indemnitors; provided that the conditions that give rise to such On-Site Environmental Liabilities are discovered and the Paper Indemnitors are notified not later than three years after the Closing Date and, subject to certain exceptions, remediation expenses are incurred within five years after the Closing Date. The Paper Indemnitors will have no responsibility to indemnify the Company or Florida Coast for expenses relating to On-Site Environmental Liabilities in excess of the foregoing or for any On-Site Environmental Liabilities discovered after the third anniversary of the Closing Date. The Company is solely responsible for On-Site Environmental Liabilities that arise from the acts or omissions of the Company after the Closing Date. In the event that On-Site Environmental Liabilities arise from acts or omissions which occurred both before and after the Closing Date, such liabilities will be allocated between the Paper Indemnitors, on the one hand, and the Company or Florida Coast, on the other hand, based on the relative contribution of the acts and omissions occurring in each time period to such On-Site Environmental Liabilities. St. Joe Paper and its affiliates, including St. Joe Container, have retained responsibility for "Off-Site Environmental Liabilities" (as defined in the St. Joe Acquisition Agreement) that arise from conditions existing on the Closing Date. In the event Off-Site Environmental Liabilities arise from acts or omissions that occurred both before and after the Closing, such Liabilities will be allocated between the Paper Indemnitors, on the one hand, and the Company and Florida Coast, on the other hand, based on the relative contribution of the acts and omissions occurring in each time period to such Off-Site Environmental Liabilities. Should a condition exist that requires remediation costs to be incurred both within and without the boundaries of the real property, the costs for work within the boundaries will be deemed On-Site Environmental Liabilities, and the work outside such boundaries will be deemed Off-Site Environmental Liabilities. Subject to certain exceptions, On-Site Environmental Liabilities do not include liabilities that arise due to a change in any law or regulation becoming effective after November 1, 1995.

      Pursuant to the Indemnification Reimbursement Agreement between Florida Coast and the Company, the benefit of indemnification from the Paper Indemnitors with respect to such environmental liabilities will be allocated 80.0% to Florida Coast and 20.0% to the Company, with Florida Coast or the Company being obligated, under certain circumstances, to reimburse the other in the event either recovers more than its allocated share and the other recovers less.

      The obligations of the Paper Indemnitors with respect to On-Site Environmental Liabilities will terminate in the event that either the Company or Florida Coast undergoes a "change of control" (as defined in the St. Joe Acquisition Agreement). Change of Control is defined to mean (i) a transaction in which any Person or Group (as defined in Rule 13d-5 of the Exchange Act) other than the "Principals" (as defined in the St. Joe Acquisition Agreement) or the "Lenders" (as defined in the St. Joe Acquisition Agreement) acquires more than 50.0% of the total voting power of all classes of voting stock of the Company or Florida Coast, as the case may be, (ii) a transaction in which any Person or Group (as defined in Rule 13d-5 of the Exchange Act) other than the Principals or the Lenders has a sufficient number of nominees elected to constitute a majority of the Board of Directors of the Company or of the Board of Managers of Florida Coast, as the case may be, (iii) the sale of all or substantially all of the capital stock of the Company or Florida Coast, as the case may be, as an entirety or substantially as an entirety to any Person or Group (as defined in Rule 13d-5 of the Exchange Act) other than the Principals or the Lenders and (iv) the sale or transfer of all or substantially all of the assets of the Company or Florida Coast, as the case may be, as an entirety or substantially as an entirety to any Person other than the Principals or the Lenders. For purposes of the definition of Change of Control, "Principals" is defined as (1) Dennis Mehiel in the case of the Company, (2) the Company and Stone Container, in the case of Florida Coast, and (3) any subsidiary of Dennis Mehiel, the Company or Stone Container; and "Lenders" is defined as one or more institutional lenders which provide debt financing to the Company or Florida Coast as of the Closing.

      Pursuant to the St. Joe Acquisition Agreement, St. Joe Container has completed, at its sole cost, remedial actions required for a former land application area at the container facility located in Laurens, South Carolina and remedial actions associated with two underground storage tanks at the container facility located in Chicago, Illinois. St. Joe Container has also agreed to reimburse the Company for up to $1.4 million of expenses incurred by the Company after the Closing Date to undertake certain identified environmental projects at several of the acquired container facilities. To date, the Company has spent approximately $100,000 in connection with these projects and expects that it will be reimbursed for these amounts from St. Joe Container.

      The indemnification provisions in the St. Joe Acquisition Agreement are generally intended to be the exclusive remedies of the parties with respect to such agreements.

Personnel

      As of December 31, 1997, the Company had 2,328 employees, of whom 1,702 were hourly employees and 626 were salaried employees. Of such employees, 519 were engaged in management and administrative functions, 107 were engaged in sales and marketing and 1,702 were engaged in manufacturing. There were 1,314 hourly employees at 20 Company facilities who are members of unions under 19 separate contracts. Six of these contracts will expire in the second half of 1998, six expire in 1999, three expire in 2000, one expires in 2001 and one expires in 2002. Management believes that its employee relations are good. A contract was recently finalized in February 1998.

Item 2. PROPERTIES

      The Company owns or leases manufacturing properties having an aggregate floor space of approximately 4.1 million square feet. The table below provides summary information regarding the principal properties owned or leased by the Company.

                                   Approximate                          Leased
      Location                    Square Footage     Type              or Owned
      --------                    --------------     ----              --------

      Birmingham, AL(1)               167,000      Corrugator            Owned
      Compton, CA(8)                  135,000      Corrugator            Leased
      Port St. Joe, FL(1)(2)(6)       142,000      Corrugator            Leased
      Lake Wales, FL(1)               275,000      Corrugator            Owned
      Stockbridge, GA(3)              160,000      Corrugator            Leased
      Chicago, IL(1)                  185,000      Corrugator            Owned
      Hartford City,IN(1)             277,150      Corrugator            Owned
      Louisville, KY(1)               240,000      Corrugator            Owned
      Baltimore, MD(1)                220,000      Corrugator            Owned
      Newark, NJ                      180,000      Corrugator            Owned
      Charlotte, NC(6)                170,000      Corrugator            Owned
      Newark, OH                      107,000      Corrugator            Owned
      Eighty Four, PA                 133,000      Corrugator            Owned
      Pittsburgh, PA(1)               225,000      Corrugator            Owned
      Laurens, SC(1)                  180,000      Corrugator            Owned
      Memphis, TN(1)                  216,000      Corrugator            Owned
      Chesapeake, VA(1)               148,000      Corrugator            Owned
      Dothan, AL(1)                    31,000      Sheet                 Owned
      Montebello, CA(8)                90,000      Sheet                 Leased
      San Leandro, CA                 110,000      Sheet(4)              Leased
      Jacksonville, FL                 72,700      Sheet                 Leased
      Byesville, OH                    60,000      Sheet                 Owned
      Jacksonville, FL(3)              69,000      Partition             Leased
      Litchfield, IL                   42,000      Partition             Leased
      Portland, IN(3)                  40,500      Partition             Leased
      Bethesda, OH(3)                  44,100      Partition             Leased
      Ft. Madison, IA                 138,570      Mill                  Owned
      Valhalla, NY                     16,000      Executive Offices     Leased
      New York City, NY                 3,500      Executive Offices     Leased
      College Park, GA(1)(7)          167,000      Corrugator            Owned
      Vernon, CA(5)                   200,000      Corrugator/Sheet(4)   Owned
      North Brunswick, NJ(6)          107,220      Sheet                 Leased

      In January 1998, the Company sold its Dallas and Houston corrugating operations for $19.8 million in cash, subject to working capital adjustments, which approximated net book value. Approximately $11.2 million of the net proceeds is held in trust pursuant to the terms of the Indenture governing the Senior Notes and the remainder has been used for working capital purposes.

----------
(1) Properties acquired in the St. Joe Acquisition.
(2) Property net leased from Florida Coast for a nominal rental payment.
(3) Properties owned, directly or indirectly, by Dennis Mehiel. See "Certain Relationships and Related Party Transactions."
(4) Sheet plants which have the capability to produce partitions.
(5) Acquired on June 4, 1996 by Box USA Group, Inc., a wholly-owned subsidiary of the Company, for approximately $4.5 million. The Company has spent approximately $1.2 million for capital expenditures on this property. Full operations commenced during Fiscal 1997.
(6) Inactive facilities.
(7) Machinery and equipment sold in January 1997 and the property net leased to the purchaser.
(8) Lease terminated.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Company's Common Stock. Dennis Mehiel, the Chairman of the Board of Directors and the Chief Executive Officer of the Company, is the sole beneficial shareholder of the Company's outstanding Common Stock.

Item 6. SELECTED FINANCIAL DATA

      The following historical data have been derived from consolidated financial statements of the Company. The data as of and for the year ended December 31, 1997, the five months ended December 31, 1996, and the fiscal years ended July 31, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company audited by BDO Seidman, LLP, independent certified public accountants, whose report thereon is included elsewhere in this report or are incorporated by reference. The data as of and for the fiscal year ended July 31, 1993 is derived from the Company's consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report is not included herein. The data as of and for the five months ended December 31, 1995 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for that period. The following data should be read in conjunction with the Company's consolidated financial statements, and related notes, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere herein.

                                               Year
                                              ended
                                             December      Five Months Ended
                                               31,             December 31,                  Fiscal Year Ended July 31,
                                               ---             ------------         -----------------------------------------------
                                              1997         1996         1995         1996         1995         1994         1993
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                                                                (In thousands)
Statement of Operation Data:
Net sales ...............................   $ 468,867    $ 196,787    $  95,614    $ 257,817    $ 271,994    $ 228,563    $ 214,936
Cost of goods sold ......................     403,160      171,304       81,119      222,105      232,154      205,025      192,208
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

Gross profit ............................      65,707       25,483       14,495       35,712       39,840       23,538       22,728
Selling, general and administrative
expenses ................................      47,503       17,499        6,320       19,217       19,703       22,018       21,813
Plant shutdown expenses .................       2,800           --           --           --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income from operations ..................      15,404        7,984        8,175       16,495       20,137        1,520          915
Loss on joint venture contract ..........       7,408        1,668           --           --           --           --           --
Other income ............................         529          425            2           --        1,927          126        3,651
Interest expense ........................      26,917       10,314        1,589        7,565        5,607        5,448        4,948
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before provision (benefit)
for income taxes, minority interest,
cumulative effect of change in method
of accounting and extraordinary gain
on early retirement of debt .............     (18,392)      (3,573)       6,588        8,930       16,457       (3,802)        (382)
Minority interest .......................         (26)         (87)          --           --         (146)        (180)          --
Cumulative effect in change in method
of accounting for taxes on income .......          --           --           --           --           --          381           --
Provision (benefit) for income taxes ....     (12,895)      (1,486)       2,966        3,817        5,483         (325)         453
Extraordinary gain on early retirement
of debt .................................          --           --           --           --        2,219           --           --
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) .......................   $  (5,523)   $  (2,174)   $   3,622    $   5,113    $  13,047    $  (3,276)   $    (835)
                                            =========    =========    =========    =========    =========    =========    =========

Other Financial Data:
Ratio of earnings to fixed charges(1) ...        0.4x         0.7x         3.9x         2.0x         3.3x         0.5x         1.0x
EBITDA(2) ...............................   $  30,171    $  13,271    $   9,607    $  21,677    $  25,382    $   6,796    $   6,209
Net cash provided by (used for) operating
activities(3) ...........................      (5,132)      (3,930)       1,127       26,621       (2,217)       4,794        8,860
Net cash provided by (used for) investing
activities ..............................     (22,591)      (4,707)        (221)    (166,203)      (1,975)      (9,126)      (4,135)
Net cash provided by (used for) financing
activities ..............................      27,433       10,257       (1,032)     139,167        3,518        5,182       (3,841)
Depreciation and amortization ...........      14,767        5,287        1,432        5,182        5,245        5,276        5,294
Capital expenditures ....................      29,072        6,721        1,405        8,612        3,690        3,916        3,935
Adjusted net sales(4) ...................     468,867      196,787       89,252      246,140      212,562      155,869      153,857
Adjusted EBITDA(4) ......................      30,171       13,271       11,057       24,831       24,210        3,926        2,196

                                       Year
                                       ended
                                     December    Five Months Ended
                                        31,         December 31,             Fiscal Year Ended July 31,
                                        ---         ------------             --------------------------
                                       1997       1996       1995       1996       1995       1994       1993
                                     --------   --------   --------   --------   --------   --------   --------
                                                                                 (In thousands)
Balance Sheet Data:
Working capital ..................   $ 53,196   $ 38,537   $ 16,108   $ 37,590   $ 14,504   $  8,903   $ 10,413
Property, plant and equipment, net    181,549    173,333     33,736    157,973     27,044     36,536     36,052
Total assets .....................    322,774    296,333     76,322    263,809     73,137     93,933     79,716
Total long-term debt .............    237,323    210,691     36,113    187,092     30,998     44,105     40,993
Stockholder's equity .............      6,665     12,188     12,131     14,362      8,649      1,278      4,554

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

(3) Material differences between EBITDA and net cash provided by or used in operating activities may occur because of the inherent differences in each such calculation including (a) the change in operating assets and liabilities between the beginning and end of each period, as well as certain non-cash items which are considered when presenting net cash provided by or used in operating activities but are not used when calculating EBITDA and (b) interest expense, provision for income taxes and other income or expenses, which are included when presenting net cash provided by or used in operating activities but are not included in the calculation of EBITDA. EBITDA is a measure used as part of the covenants of the Credit Facility.

(4) Adjusted to exclude the results of The Fonda Group, Inc. ("Fonda"), which was a subsidiary of the Company until March 1995, and the Flint, Michigan facility (the "Flint Facility") which was owned by Box USA Group, Inc. ("Box USA Group"), a wholly-owned subsidiary of the Company. On August 16, 1996, Box USA Group discontinued its operations at the Flint Facility and disposed of substantially all of the machinery and equipment, finished goods and work-in-progress inventory and certain related assets utilized at such facility.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this report. In December 1996, the Company changed its fiscal year end from July 31 to December 31. To facilitate comparisons of the operating results, the data as of and for the year ended December 31, 1996 and for the five months ended December 31, 1995 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for that period. The table presented below is in millions of dollars, except for percentage amounts.

      The Company manufactures corrugated paper, rolled paper and other paper products such as cartons and displays. The markets for corrugated packing materials produced by the Company are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact the Company's profitability. The ability of the Company to sustain profitability during cyclical fluctuations in corrugating packaging material markets is dependent upon the Company's ability to maintain value-added margins (net sales less the cost of raw materials). For corrugated packaging material manufacturers, raw materials typically represent approximately 70% of the total cost of goods sold. The ability of the Company to maintain value-added margins is primarily a function of the speed with which the Company can pass on raw material cost increases to its customers or conversely, absorb reductions in raw materials prices. Historically, the Company has been able to sustain consistent value-added margins on a unit basis. In addition, the Company also believes it has been able to mitigate raw material price increases at its converting facilities by entering into several long-term supply contracts.

      In April 1997, the Joint Venture Partners shut down the St. Joe Mill due to a decline in prices for linerboard as a result of increased capacity in the industry. The mill resumed full production in October 1997. During the period of the St. Joe Mill shutdown, the Company remained subject to the terms of the Output Purchase Agreement and pursuant thereto, paid a purchase price adjustment in the amount of $17.5 million. In addition, the Company increased the Reserve by $6.0 million in 1997. In Fiscal 1997, the Company advanced loans of $1.6 million under the Subordinated Credit Facility. The loans under the Subordinated Credit Facility are fully reserved.

      In Fiscal 1997, prices for corrugating medium declined as a result of increased capacity in the industry and decreased demand for such products. In response to such market conditions, the Company shut down the Ft. Madison Mill on March 31, 1997 and resumed limited production on August 18, 1997. Full production commenced on September 1, 1997.

                                         Year Ended December 31,                Five Months Ended December 31,
                                   -------------------------------------     ------------------------------------
                                        1997                 1996                 1996                1995
                                   ----------------     ----------------     ----------------     ---------------
                                            Percent              Percent              Percent             Percent
                                             of Net               of Net               of Net              of Net
                                   Amount     Sales     Amount     Sales     Amount     Sales     Amount    Sales
                                   ------    ------     ------    ------     ------    ------     ------   ------
Net sales ......................   $468.9     100.0%    $360.5     100.0%    $196.8     100.0%    $ 95.6    100.0%
Cost of goods sold .............    403.2      86.0      315.8      87.6      171.3      87.0       81.1     84.8
Gross profit ...................     65.7      14.0       44.7      12.4       25.5      13.0       14.5     15.2
Selling, general and ...........
     administrative expenses ...     47.5      10.1       30.5       8.5       17.5       8.9        6.3      6.6
Plant shutdown expenses ........      2.8        .6         --        --         --        --         --       --
Income from operations .........     15.4       3.3       14.2       3.9        8.0       4.1        8.2      8.6
Loss on joint venture contract .      7.4       1.6         --        --        1.7       0.9         --       --
Other income ...................       .5        .1         .6        .2        0.4       0.2         --       --
Interest expense ...............     26.9       5.7       16.4       4.5       10.3       5.2        1.6      1.7
                                   ------    ------     ------    ------     ------    ------     ------   ------
Income (loss) before
     provision (benefit) for
     income taxes, minority
     interest and extraordinary
     gain on early retirement of
     debt ......................    (18.4)     (3.9)      (1.6)      (.4)      (3.6)     (1.8)       6.6      6.9
Provision (benefit) for
     income taxes ..............    (12.9)     (3.2)       (.5)      (.1)      (1.5)     (0.1)       3.0      3.1
                                   ------    ------     ------    ------     ------    ------     ------   ------
Net income (loss) before
     minority interest and
     extraordinary gain on early
     retirement of debt ........   $ (5.5)      (.7)%   $ (1.1)      (.3)%   $ (2.1)     (1.1)%   $  3.6      3.8%
                                   ======    ======     ======    ======     ======    ======     ======   ======

                                      Fiscal Year Ended July 31,
                                       1996               1995
                                   ---------------    ---------------
                                           Percent            Percent
                                            of Net             of Net
                                   Amount    Sales    Amount    Sales
                                   ------   ------    ------   ------
Net sales ......................   $257.8    100.0%   $272.0    100.0%
Cost of goods sold .............    222.1     86.2     232.2     85.4
Gross profit ...................     35.7     13.8      39.8     14.6
Selling, general and ...........
     administrative expenses ...     19.2      7.4      19.7      7.2
Plant shutdown expenses ........       --       --        --       --
Income from operations .........     16.5      6.4      20.1      7.4
Loss on joint venture contract .       --       --        --       --
Other income ...................       --       --       2.0      0.7
Interest expense ...............      7.6      2.9       5.6      2.1
                                   ------   ------    ------   ------
Income (loss) before
     provision (benefit) for
     income taxes, minority
     interest and extraordinary
     gain on early retirement of
     debt ......................      8.9      3.5      16.5      6.1
Provision (benefit) for
     income taxes ..............      3.8      1.5       5.5      2.0
                                   ------   ------    ------   ------
Net income (loss) before
     minority interest and
     extraordinary gain on early
     retirement of debt ........   $  5.1      2.0%   $ 11.0      4.1%
                                   ======   ======    ======   ======

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996 (Unaudited)

      Net sales for the fiscal year ended December 31, 1997 were $468.9 million compared to $360.5 million in the comparable 1996 period, an increase of 30%. The net sales increase was due to increased unit volume primarily as a result of the St. Joe Acquisition and the New Jersey Acquisition. On a proforma basis, unit volume for the Company's corrugating operations increased 8.4% while average selling prices declined 15.0% in Fiscal 1997 compared to Fiscal 1996, assuming a full year of operations for the acquisitions consummated in Fiscal 1996. Net sales at the Ft. Madison Mill were $13.2 million compared to $17.3 million in the comparable 1996 period due to a decrease in average selling prices and unit volumes as a result of the Ft. Madison Mill shutdown.

      Gross profit increased $21.0 million, or 46.9%, to $65.7 million in Fiscal 1997. The gross profit increase was due to increased unit volume primarily as a result of the St. Joe Acquisition and the New Jersey Acquisition, which was partially offset by losses arising from the temporary shutdown at the Ft. Madison Mill. Margins as a percentage of net sales, however, decreased due to the decline in average selling prices, which were substantially offset by lower raw material costs and losses at the Fort Madison Mill.

      Selling, general and administrative expenses increased $17.0 million, or 56%, to $47.5 million in Fiscal 1997. This increase is primarily attributable to the St. Joe Acquisition and the New Jersey Acquisition. As a percentage of net sales, the selling, general and administrative expenses increased to 10.1% in Fiscal 1997 compared to 8.5% in the comparable 1996 period primarily as a result of lower average selling prices.

      As a result of the foregoing factors, income from operations increased $1.2 million, or 8.5%, to $15.4 million in Fiscal 1997 from $14.2 million in the comparable 1996 period.

      Interest expense increased $10.5 million, or 64%, to $26.9 million in Fiscal 1997 from $16.4 million in the comparable 1996 period, primarily as a result of the Company's 12% Senior Secured Notes due 2006 issued in connection with the St. Joe Acquisition.

      An income tax benefit of $12.9 million was recorded during Fiscal 1997. The increased benefit arose from the reversal of the valuation allowance in 1997.

1996 Transition Period Compared to the Five Month Period Ended December 31, 1995

      Net sales were $196.8 million in the five month period from August 1, 1996 to December 31, 1996 (the "1996 Transition Period") compared to $95.6 million in the comparable 1995 period, an increase of 105.9%. The sales increase was due to increased unit volume primarily as a result of the St. Joe Acquisition and the New Jersey Acquisition which was partially offset by a decrease in average selling prices during the 1996 Transition Period. Net sales at the Ft. Madison Mill were $6.1 million in the 1996 Transition Period compared to $15.3 million in the comparable 1995 period primarily due to a 54.1% decrease in sales price to $262 per ton.

      Gross profit increased $11.0 million, or 75.9%, to $25.5 million in the 1996 Transition Period from $14.5 million in the 1995 Period. The gross profit increase was due to increased unit volume primarily as a result of the St. Joe Acquisition and the New Jersey Acquisition which was partially offset by losses arising from the temporary shutdown of the Ft. Madison Mill during the 1996 Transition Period. Margins as a percentage of net sales, however, decreased due to the decline in average selling prices, which was partially offset by lower raw material costs of linerboard and losses at the Fort Madison Mill.

      Selling, general and administrative expenses increased $11.3 million, or 181.0%, to $17.6 million in the 1996 Transition Period from $6.3 million in the comparable 1995 period, primarily as a result of the St. Joe Acquisition and the New Jersey Acquisition. Selling, general and administrative expenses as a percent of net sales increased to 9.0% in the 1996 Transition Period from 6.6% in the comparable 1995 period. This increase is primarily a result of lower average selling prices.

      Loss on joint venture contract was $1.7 million in the 1996 Transition Period.

Operating income decreased $0.4 million, or 4.9%, to $7.8 million in the 1996 Transition Period from $8.2 million in the comparable 1995 period, operating income decreased $.4 million, or $4.9%, to $7.8 million in the 1996 Transition Period from $8.2 million in the comparable 1995 period, primarily a result of a decrease in selling price per ton.

      Interest expense was $10.1 million in the 1996 Transition Period compared to $1.6 million in the comparable 1995 period. This increase is primarily a result of the issuance of the Company's 12% Senior Secured Notes due 2006 in connection with the St. Joe Acquisition.

      An income tax benefit of $1.5 million was recorded in the 1996 Transition Period as compared to a provision of $3.0 million in the comparable 1995 period. This change is related to the decrease in income before taxes. The effective tax rate in the 1996 Transition

Period was 41.6% compared to 45.5% in the comparable 1995 period. This decrease was primarily due to a gain on the sale of one of the Company's subsidiaries in the comparable 1995 period.

Fiscal 1996 Compared to Fiscal 1995

      The Company's net sales decreased $14.2 million, or 5.2%, to $257.8 million in Fiscal 1996 compared to $272.0 million in the twelve month period ended July 31, 1995 ("Fiscal 1995"). Net sales for the Company's converting operations increased $39.9 million, or 20.4%, to $235.9 million in Fiscal 1996 compared to $196.0 million in Fiscal 1995 primarily as a result of the St. Joe Acquisition, which increased sales by $44.8 million, or 22.8%. This increase was partially offset by the effect of the sale in August 1995 by the Company of its equity interest in Timberline Packaging, Inc. ("Timberline"), a converting facility which accounted for $1.2 million, or 0.5%, of net sales for Fiscal 1996 compared to $13.6 million, or 5.0%, for Fiscal 1995. Net sales at the Ft. Madison Mill decreased $11.7 million, or 34.8%, to $21.9 million in Fiscal 1996 compared to $33.6 million in Fiscal 1995 due to a 16.1% decrease in price per ton to $371.47 in Fiscal 1996 from $442.67 in Fiscal 1995. The Company's net sales decreased by $42.4 million, or 15.6%, in Fiscal 1996 due to the spinoff of Fonda in March 1995.

      Gross profit decreased $4.1 million, or 10.3%, to $35.7 million in Fiscal 1996 compared to $39.8 million in Fiscal 1995. As a percentage of net sales, gross profit decreased to 13.8% in Fiscal 1996 compared to 14.6% in Fiscal 1995. Gross profit as a percentage of net sales for the Company's converting operations decreased to 12.0% in Fiscal 1996 compared to 12.4% in Fiscal 1995 as a result of a shift in product mix in Fiscal 1996. Gross profit as a percentage of net sales for the Ft. Madison Mill decreased to 25.7% in Fiscal 1996 compared to 26.8% in Fiscal 1995 primarily as a result of a decrease in selling prices per ton.

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

      Operating income decreased $3.6 million, or 31.9%, to $16.5 million in Fiscal 1996 from $20.1 million in Fiscal 1995, primarily as a result of the spin-off of Fonda, the sale of the Company's interest in Timberline and a decrease in selling price per ton.

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

      Net cash used for investing activities was $22.6 million in Fiscal 1997 compared to $171.4 million ($159.5 million of which included the St. Joe Acquisition and the New Jersey Acquisition) in the comparable 1996 period. Gross capital expenditures were $29.1 million in Fiscal 1997 as compared to $15.0 million in Fiscal 1996. This increase in capital expenditures was primarily due to upgrade and maintenance capital expenditures at the converting facilities acquired by the Company in the St. Joe Acquisition and includes outfitting the Company's new facility in Vernon, California with machinery and equipment. A portion of the funding for the 1997 capital expenditures was derived from the net proceeds of the sale of other fixed assets. The Company's 1998 capital expenditure budget is $12.7 million and will be financed through a trust account pursuant to the terms of the Indenture governing the Senior Notes.

      Net cash provided by financing activities was $27.4 million in Fiscal 1997 compared to $166.8 million in the comparable 1996 period. This difference is primarily attributable to the issuance of the 12% Senior Secured Notes in Fiscal 1996 and higher net borrowings under the revolving credit agreement in Fiscal 1997.

      On May 30, 1996, the Company established a Credit Facility which matures in 2001. The Credit Facility provides total borrowing of up to $80.0 million on a revolving basis, subject to borrowing base limitations, to finance the Company's working capital needs. Unused borrowing base availability must be at least $5.0 million. Effective December 5, 1997 the Credit Facility was modified, so as to among other things, (i) reduce, per the Company's request, the borrowing capacity from $80.0 million to $65.0 million; (ii) modify the base borrowing interest rate from the lender's prime rate plus .5% to a sliding scale rate, based on performance, of the lender's prime rate plus .5% to 1.0%; and
(iii) reduce the minimum unused borrowing base availability to $1.0 million increasing on December 31, 1998 to $5.0 million. On December 31, 1997, the Company had unused borrowing capacity of approximately $6.2 million under the Credit Facility.

      In addition, pursuant to the Subordinated Credit Facility, the Company will provide, if needed, Florida Coast with up to $10.0 million of subordinated indebtedness on a revolving credit basis. During Fiscal 1997, the Company advanced loans of $1.6 million to Florida Coast under the Subordinated Credit Facility which are fully reserved. Florida Coast currently has availability of $8.4 million from each Joint Venture Partner under the Subordinated Credit Facility.

      Pursuant to the Output Purchase Agreement, the Company paid Florida Coast approximately $44.0 million for its share of the linerboard produced by the St. Joe Mill during Fiscal 1997. During the period of the St. Joe Mill shutdown, the Company remained subject to the terms of the Output Purchase Agreement and pursuant thereto, paid a purchase price adjustment in the amount of $17.5 million. In addition, the Company increased the Reserve by $6.0 million in 1997. The St. Joe Mill is expected to generate net earnings and operating cash flow in 1998 and additional reserve requirements are not anticipated.

      Although there can be no assurance, the Company believes that cash generated by operations together with amounts available under the Credit Facility, will be sufficient to meet its debt service requirements and working capital needs for the next twelve months.

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

      The operations of the St. Joe Mill are subject to extensive and changing environmental regulation by federal, state and local authorities. Significant capital expenditures have been made in the past to comply with water, air and solid and hazardous waste regulations at the St. Joe Mill. The St. Joe Mill expects to make significant expenditures in the future. Capital expenditures by the St. Joe Mill for environmental control equipment was approximately $0.2 million in Fiscal 1997 and is budgeted to be approximately $1.0 million in Fiscal 1998. In November 1997, the EPA issued its final rules, informally known as the "cluster rules", which are more stringent than the existing requirements for discharge of wastewaters under the Clean Water Act and impose new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Although the final rules are less stringent, in some respect, than as initially proposed, the Company currently believes that the St. Joe Mill will be required to make capital expenditures of approximately $30 million during the period of 1998 through 2005 in order to meet the requirements of the new regulations . The Joint Venture Partners may determine that, under the final regulations, the costs associated with the production of mottled white linerboard are prohibitive and could therefore discontinue its production. If the Joint Venture Partners determine to discontinue the production of mottled white linerboard, the Company estimates the capital spending that would be required to comply with the regulations would be approximately $9 million. Because of the current higher margins associated with mottled white linerboard, in the event the Joint Venture Partners discontinue the production of mottled white linerboard, Florida Coast's revenues and profit margins would decrease.

Year 2000

      The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. System modifications or replacements are underway or planned which should make all significant computer systems at the Company compliant with the year 2000 requirement. Anticipated spending for these modifications will be expensed as incurred and are not expected to have a material impact on the Company's ongoing results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and notes thereto are presented under Item 14 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information (ages of March 15, 1997) with respect to the directors and executive officers of the Company.

      Name                    Age     Position
      ----                    ---     --------
      Dennis Mehiel           56      Chairman, Chief Executive Officer and
                                      Director
      Chris Mehiel            58      Executive Vice President, Chief Operating
                                      Officer, Chief Financial Officer and
                                      Director
      Gerald K. Adams         44      Chief Executive Officer of Box USA Group,
                                      Inc.
      Joseph Benson           52      Executive Vice President and Chief
                                      Operating Officer of Box USA Group, Inc.
      Harvey L. Friedman      56      Corporate Secretary and General Counsel
      Lawrence A. Bishop      53      Director
      Thomas Uleau            53      Director
      James Armenakis         54      Director
      John Nevin              63      Director

      Dennis Mehiel, a co-founder of the Company, has been the Chairman and Chief Executive Officer of the Company, except during a leave of absence from April 1994 through July 1995, since 1977. He was also the Chief Executive Officer of the Company's subsidiary, Box USA Group, Inc., until June 1996. He is also the Chairman of the Executive Committee of the Company's Board of Directors. Mr. Mehiel is also the Chairman of Fonda, SF Holdings Group, Inc., Box USA of New Jersey and Chief Executive Officer of Sweetheart Holdings Inc. ("Sweetheart"). Dennis Mehiel is also on the board of Sweetheart.

      Chris Mehiel, the brother of Dennis Mehiel, is a co-founder of the Company and has been Executive Vice President, Chief Operating Officer and a Director of the Company since September 1995. Mr. Mehiel was President of Fibre Marketing Group, Inc., a waste paper recovery business which he co-founded, from 1994 to January 1996. He is the President of Mehiel Enterprises, Inc., the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of Box USA of New Jersey, a corrugated container manufacturer affiliated with the Company. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

      Gerald K. Adams served as Chief Executive Officer of the Company's subsidiary, Box USA Group, Inc., from June 1996 until March 1998. From March 1992 to March 1996, he was Chief Executive Officer of Amcor Fibre Packaging Group, a corrugated packaging company and a division of Amcor, Ltd. From March 1988 until March 1992, Mr. Adams was the General Manager of Australian Paper, a folding cartonboard producer and a division of Amcor, Ltd.

      Joseph Benson became Executive Vice President and Chief Operating Officer of Box USA Group, Inc. in February 1997. From August, 1996 to February 1997, he was the Regional Vice President for the Southern Region. Prior to joining the Company, Mr. Benson was Vice President of Converting Operations for Visy Industries.

      Harvey L. Friedman has been General Counsel since 1991 and Corporate Secretary since May 1996. He was a Director of the Company from 1985 to May 1996. He was formerly a partner in Kramer, Levin, Naftalis & Frankel, a New York City law firm.

      Lawrence A. Bishop has been a Director of the Company since November 1985. He has held various positions since 1980 at Gray, Seifert and Co., Inc., a registered investment advisor that provides money management services to individuals and institutions, and currently holds the title of Executive Vice President. From 1972 to 1979, he was a Vice President of Bessemer Trust Company, N.A. Mr. Bishop is a Director of Synergistics, Inc. and Unapix Entertainment, Inc. Mr. Bishop is Chairman of the Compensation/Stock Appreciation Rights Committee and a member of the Executive Committee and Audit Committee of the Company's Board of Directors. Mr. Bishop is also a Director of Fonda and SF Holdings Group, Inc.

      Thomas Uleau has been the President of Fonda since January 1997, the Chief Operating Officer of Fonda since March 1995, a Director of Fonda since 1988 and a Director of the Company since May 1989. He has also been Chief Operating Officer of SF Holdings Group, Inc. and Sweetheart since January 1998 and March 12, 1998, respectively. Mr. Uleau was Executive Vice President and Chief Financial Officer of the Company from 1989 through March 1994. He served as President of Cardinal Container Corporation (which was acquired by the Company in 1985) from 1983 to 1986. Mr. Uleau started his career as an accountant at Deloitte, Haskins and Sells from 1969 to 1972, after which he spent several years in various capacities at IU International, a transportation and paper products conglomerate. Mr. Uleau is a Director and Chief Operating Officer of Creative Expressions Group, Inc., a company owned 97% by Dennis Mehiel and 3% by Mr. Uleau.

      James Armenakis has been a Director of the Company since May 1996. He has been a partner in Armenakis & Armenakis, a New York City law firm, since 1990.

      John Nevin has been a Director of the Company since May 1996. He has served as President of Ayrshire, Inc. since January 1998. He was Executive Vice President at Fieldcrest Cannon, Inc. from October 1995 to December 1997. From September 1990 to October 1995 he was a Senior Vice President at James River Corporation. From 1957 to 1990, Mr. Nevin served in various capacities at International Paper Company, including Vice President and Group Executive of the Pulp and Coated Papers Businesses.

Item 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers during Fiscal 1997 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company for Fiscal 1997, the 1996 Transition Period and fiscal years ended July 31, 1996 and 1995:

                           Summary Compensation Table

                                                                          Annual                   Long-Term
                                                                      Compensation(1)             Compensation
                                                         --------------------------------------   ------------
                                                                                                  Securities
                                                                                   Other Annual    Underlying      All Other
 Name and Principal Position    Year                        Salary        Bonus    Compensation   Option/SARs   Compensation
 ---------------------------    ----                        ------        -----    ------------   -----------   ------------
Dennis Mehiel.................  1997                     $550,000       $215,867          --           --              --
Chairman of the Board of        1996 Transition Period    229,167         39,200          --           --              --
Directors and Chief Executive   1996                      369,166        173,131      31,574(2)        --         101,412(3)
Officer                         1995                      333,044        375,000      38,904(2)        --         137,448(3)

Chris Mehiel..................  1997                     $277,557             --          --           --              --
Executive Vice President and    1996 Transition Period    115,000             --          --           --              --
Chief Operating Officer         1996                      167,333(4)      60,000          --           --              --
Chief Financial Officer         1995                       24,000             --          --           --              --

Gerald K. Adams (5) ..........  1997                     $284,000             --          --           --              --
Chief Executive Officer of      1996 Transition Period    114,583             --       2,083(7)        --              --
Box USA Group, Inc.             1996                       31,445(6)          --         500(7)        --              --
                                1995                           --             --          --           --              --

Timothy D. McMillin (8).......  1997                     $121,917             --          --           --         133,333 (10)
Senior Vice President           1996 Transition Period     83,333             --         434(9)
and Chief Financial Officer     1996                      154,542(4)      40,000       1,250(9)        --              --
                                1995                           --             --          --           --              --

Howard Brainin (11)...........  1997                     $200,000             --          --           --              --
Regional Vice President of      1996 Transition Period     83,333         20,833          --           --              --
Box USA Group, Inc.             1996                       33,338(12)     38,000          --           --              --
                                1995                           --             --          --           --              --

Joe Benson ...................  1997                     $220,000             --          --           --              --
Executive Vice President        1996 Transition Period     77,083             --          --           --              --
and Chief Operating Officer     1996                           --             --          --           --              --
of Box USA Group, Inc.          1995                           --             --          --           --              --

----------
(1) Unless otherwise indicated, the Named Executive Officers did not reive any annual compensation, stock options, restricted stock awards, SARs, long-term incentive plan payments or any perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officer during the 1997, 1996 Transition Period or Fiscal 1996 and 1995.
(2) Includes imputed interest from non-interest bearing loans provided to Dennis Mehiel by the Company in Fiscal 1996 and 1995.
(3) Consists of split-dollar term life insurance premiums for Mr. Mehiel paid by the Company.
(4)   Consists of salary for employment commencing in September, 1995.
(5)   Mr. Adams ceased to be employed by Box USA in March, 1998.
(6)   Consists of salary for employment commencing on June 24, 1996.
(7) Represents imputed interest from non-interest bearing loan provided to Mr. Adams by the Company.
(8)   Mr. McMillin ceased to be employed by the Company in July 1997.
(9) Represents imputed interest from non-interest bearing loan provided to Mr. McMillin by the Company.
(10)  Consists of severance payments.
(11)  Mr. Brainin ceased to be employed by the Company in January 1998.
(12)  Consists of salary for employment commencing on May 31, 1996.

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

Stock Appreciation Rights

      Stock appreciation rights ("SARs") were not granted to any executive officer during Fiscal 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of December 31, 1997 with respect to the beneficial ownership of shares of Common Stock:

                                                            Percentage of
                              Amount of Beneficial          Beneficial Ownership
                              Ownership of Shares           of Shares
Name                          of Common Stock               of Common Stock

Dennis Mehiel .............         6,815,867                     100%

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Dennis Mehiel, Chairman and Chief Executive Officer of the Company, is an owner, directly or indirectly, of entities from which the Company rents certain property, plant and equipment. Rental expense incurred and paid to these entities in Fiscal 1997, the 1996 Transition Period, Fiscal 1996 and Fiscal 1995 amounted to approximately $0.7 million, $0.4 million, $1.0 million, and $0.9 million, respectively. The Company believes that such rents were not in excess of market levels. The partition plant located in Jacksonville, Florida is currently leased by Fonda from Mr. Mehiel, and a portion of the facility is subleased to the Company. In addition, the Company is selling product to this partition plant on terms no more favorable than those given to unaffiliated third parties.

      Dennis Mehiel has been a part owner since 1993 of Box USA of New Jersey to which the Company sold approximately $1.4 million and $3.3 million of material in Fiscal 1996 and Fiscal 1994, respectively. The Company believes that the prices at which such sales were made are not below market levels. There were no material sales to Box USA of New Jersey in Fiscal 1995. Box USA of New Jersey is now a consolidated entity and sales to this entity during Fiscal 1997 were insignificant.

      In March 1995, the Company spun off its Fonda subsidiary to Dennis Mehiel. The Company sold approximately $0.5 million, $1.1 million and $.06 million of material to Fonda in Fiscal 1997, Fiscal 1995 and Fiscal 1994, respectively. The Company believes that the prices at which such sales were made are not below market levels.

      Chris Mehiel, Chief Operating Officer of the Company has been a part owner since 1994 of Fibre Marketing, to which the Company sold approximately $4.3 million, $3.1 million, $2.0 million and $3.4 million of material in Fiscal 1997, the 1996 Transition period, Fiscal 1996 and Fiscal 1995, respectively. The Company believes that the prices at which such sales were made are not below market levels. There were no material sales to Fibre Marketing in Fiscal 1994.

      The Company had an outstanding demand note from Gerald Adams in the principal of $100,000 at the end of Fiscal 1997, which is non-interest bearing through December 31, 1999 and thereafter bears interest at a floating annual rate equal to 3% above the three year treasury rate until paid. The Company had outstanding notes from Dennis Mehiel in the principal amounts of $0.8 million and $1.5 million at the end of Fiscal 1996 and Fiscal 1995, respectively, all of which have been paid and were non-interest bearing. Of these amounts, approximately $0.8 million and $0.7 million, at the end of Fiscal 1996 and Fiscal 1995, respectively, related to the cumulative premiums on life insurance policies paid by the Company on behalf of Mr. Mehiel.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Financial Statement Schedules:

      Four M Corporation
      Index to Financial Statements
      Independent Auditors' Report
      Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996 Consolidated Statements of Operations for the twelve months ended
      December 31, 1997, the five months ended December 31, 1996, the years ended July 31, 1996, and 1995
      Consolidated Statements of Stockholder's Equity for the twelve months ended December 31, 1997, five months ended December 31, 1996, the years ended July 31, 1996, and 1995
      Consolidated Statements of Cash Flows for the twelve months ended December 31, 1997, five months ended December 31, 1996, the years ended July 31, 1996, and 1995
      Notes to Consolidated Financial Statements
      Schedule of valuation and qualifying accounts

(b)   Exhibits:

      Exhibits 2.1 through 10.6 and Exhibit 21.1, are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043). Exhibit 10.10 is incorporated herein by reference to the exhibits with the corresponding number filed as part of the Company's Form 8-K.

Exhibit
Number                        Description of Exhibit
------                        ----------------------

2.1         Asset Purchase Agreement, dated as of November 1, 1995, among Four M
            Corporation (the "Company"), St. Joe Forest Products Company, St.
            Joe Container Company, St. Joe Paper Company and Florida Coast Paper
            Company, L.L.C. ("Florida Coast").
3.1         Certificate of Incorporation of the Company.
3.2         Certificate of Incorporation of Box USA Group, Inc.
3.3         Certificate of Incorporation of Four M Paper Corporation.
3.4         Certificate of Incorporation of Page Packaging Corporation.
3.5         Certificate of Incorporation of Box USA, Inc.
3.6         Certificate of Incorporation of Four M Manufacturing Group of
            Georgia, Inc.
3.7         By-laws of the Company.
3.8         By-laws of Box USA Group, Inc.
3.9         By-laws of Four M Paper Corporation.
3.10        By-laws of Page Packaging Corporation.
3.11        By-laws of Box USA, Inc.
3.12        By-laws of Four M Manufacturing Group of Georgia, Inc.
4.1         Indenture, dated as of May 30, 1996, between the Company and Norwest
            Bank Minnesota, National Association (the "Trustee").
4.2         Form of 12% Series A and Series B Senior Secured Notes, dated as of
            May 30, 1996 (incorporated by reference to Exhibit 4.1).
4.3         Registration Rights Agreement, dated as of May 30, 1996, among the
            Company,
            the Guarantors and Bear, Stearns & Co. Inc. (the "Initial
            Purchaser").
4.4         Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5         Subsidiary Security Agreement, dated as of May 30, 1996, among the
            Guarantors and the Trustee.
4.6         Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7         Drop Down Notes, dated as of May 30, 1996, executed by each of the
            Guarantors.
4.8         Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9         Guaranty, dated as of May 30, 1996, among the Guarantors and the
            Trustee.
4.10        Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11        Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12        Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1        Output Purchase Agreement, dated as of May 30, 1996, among the
            Company, Florida Coast and Stone Container Corporation ("Stone").
10.2        Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the
            financial institutions named therein (together with NationsBank, the
            "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3        Subordinated Credit Agreement, dated as of May 30, 1996, among the
            Company, Florida Coast and Stone.
10.4        Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5        Stock Appreciation Unit Plan of the Company, dated as of August 1,
            1992, and Amendment No. 1 thereto, dated as of August 1, 1995.
10.6        Subordination, Nondisturbance and Attornment Agreement, dated as of
            May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
10.7        Fourth Amendment to Financing and Security Agreement, dated as of
            December 5, 1997, among the Company, the Guarantors, the Lendors, the Agent and Box USA of Florida, L.P.
12.1*       Statement re computation of ratios.
21.1        Subsidiaries of the registrant.
27.1*       Financial Data Schedule.

* To be filed herein.

(b)   Reports on Form 8-K

            On December 5, 1997, Four M Corporation filed a Form 8-K with the Securities and Exchange Commission disclosing the Fourth Amendment to the Financing and Security Agreement.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       FOUR M CORPORATION


                                       By: /s/ Dennis Mehiel
                                           ---------------------------
                                           Dennis Mehiel
                                           Chairman of the Board and
                                           Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title(s)                                        Date


/s/ Dennis Mehiel
----------------------
    Dennis Mehiel         Chairman of the Board and Director      March 26, 1998
                          (Principal Executive Officer)

/s/ Chris Mehiel
----------------------
    Chris Mehiel          Executive Vice President, Chief
                          Operating Officer, Chief Financial
                          Officer and Director                    March 26, 1998
                          (Principal Accounting Officer)

/s/ James Armenakis
----------------------
    James Armenakis       Director                                March 26, 1998


/s/ Lawrence A. Bishop
----------------------
    Lawrence A. Bishop    Director                                March 26, 1998


/s/ John Nevin
----------------------
    John Nevin            Director                                March 26, 1998


/s/ Thomas Uleau
----------------------
    Thomas Uleau          Director                                March 26, 1998

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       FOUR M PAPER CORPORATION


                                       By: /s/ Dennis Mehiel
                                           ---------------------------
                                           Dennis Mehiel
                                           Chairman of the Board and
                                           Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title(s)                                        Date


/s/ Dennis Mehiel
----------------------
    Dennis Mehiel         Chairman of the Board and Director      March 26, 1998
                          (Principal Executive Officer)

/s/ Chris Mehiel
----------------------
    Chris Mehiel          Executive Vice President, Chief
                          Operating Officer, Chief Financial
                          Officer and Director                    March 26, 1998
                          (Principal Accounting Officer)

/s/ James Armenakis
----------------------
    James Armenakis       Director                                March 26, 1998


/s/ Lawrence A. Bishop
----------------------
    Lawrence A. Bishop    Director                                March 26, 1998


/s/ John Nevin
----------------------
    John Nevin            Director                                March 26, 1998


/s/ Thomas Uleau
----------------------
    Thomas Uleau          Director                                March 26, 1998

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       BOX USA GROUP, INC.



                                       By: /s/ Dennis Mehiel
                                           ---------------------------
                                           Dennis Mehiel
                                           Chairman of the Board and
                                           Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title(s)                                        Date


/s/ Dennis Mehiel
----------------------
    Dennis Mehiel         Chairman of the Board and Director      March 26, 1998
                          (Principal Executive Officer)

/s/ Chris Mehiel
----------------------
    Chris Mehiel          Executive Vice President, Chief
                          Operating Officer, Chief Financial
                          Officer and Director                    March 26, 1998
                          (Principal Accounting Officer)

/s/ James Armenakis
----------------------
    James Armenakis       Director                                March 26, 1998


/s/ Lawrence A. Bishop
----------------------
    Lawrence A. Bishop    Director                                March 26, 1998


/s/ John Nevin
----------------------
    John Nevin            Director                                March 26, 1998


/s/ Thomas Uleau
----------------------
    Thomas Uleau          Director                                March 26, 1998

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       PAGE PACKAGING CORPORATION


                                       By: /s/ Dennis Mehiel
                                           ---------------------------
                                           Dennis Mehiel
                                           Chairman of the Board and
                                           Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title(s)                                        Date


/s/ Dennis Mehiel
----------------------
    Dennis Mehiel         Chairman of the Board and Director      March 26, 1998
                          (Principal Executive Officer)

/s/ Chris Mehiel
----------------------
    Chris Mehiel          Executive Vice President, Chief
                          Operating Officer, Chief Financial
                          Officer and Director                    March 26, 1998
                          (Principal Accounting Officer)

/s/ James Armenakis
----------------------
    James Armenakis       Director                                March 26, 1998


/s/ Lawrence A. Bishop
----------------------
    Lawrence A. Bishop    Director                                March 26, 1998


/s/ John Nevin
----------------------
    John Nevin            Director                                March 26, 1998


/s/ Thomas Uleau
----------------------
    Thomas Uleau          Director                                March 26, 1998

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       BOX USA, INC.


                                       By: /s/ Dennis Mehiel
                                           ---------------------------
                                           Dennis Mehiel
                                           Chairman of the Board and
                                           Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title(s)                                        Date


/s/ Dennis Mehiel
----------------------
    Dennis Mehiel         Chairman of the Board and Director      March 26, 1998
                          (Principal Executive Officer)

/s/ Chris Mehiel
----------------------
    Chris Mehiel          Executive Vice President, Chief
                          Operating Officer, Chief Financial
                          Officer and Director                    March 26, 1998
                          (Principal Accounting Officer)

/s/ James Armenakis
----------------------
    James Armenakis       Director                                March 26, 1998


/s/ Lawrence A. Bishop
----------------------
    Lawrence A. Bishop    Director                                March 26, 1998


/s/ John Nevin
----------------------
    John Nevin            Director                                March 26, 1998


/s/ Thomas Uleau
----------------------
    Thomas Uleau          Director                                March 26, 1998

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       FOUR M MANUFACTURING GROUP OF GEORGIA,
                                       INC.


                                       By: /s/ Dennis Mehiel
                                           ---------------------------
                                           Dennis Mehiel
                                           Chairman of the Board and
                                           Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title(s)                                        Date


/s/ Dennis Mehiel
----------------------
    Dennis Mehiel         Chairman of the Board and Director      March 26, 1998
                          (Principal Executive Officer)

/s/ Chris Mehiel
----------------------
    Chris Mehiel          Executive Vice President, Chief
                          Operating Officer, Chief Financial
                          Officer and Director                    March 26, 1998
                          (Principal Accounting Officer)

/s/ James Armenakis
----------------------
    James Armenakis       Director                                March 26, 1998


/s/ Lawrence A. Bishop
----------------------
    Lawrence A. Bishop    Director                                March 26, 1998


/s/ John Nevin
----------------------
    John Nevin            Director                                March 26, 1998


/s/ Thomas Uleau
----------------------
    Thomas Uleau          Director                                March 26, 1998

                                                              Four M Corporation
                                                                and Subsidiaries
                                                                   d/b/a Box USA

================================================================================

                                                            Financial Statements
                                          For the Years Ended December 31, 1997,
                                     July 31, 1996 and 1995, and the Five Months
                                                         Ended December 31, 1996

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA
                                                                        Contents
================================================================================

    Independent auditors' report                                              3

    Consolidated financial statements:
        Balance sheets                                                        4
        Statements of operations                                              5
        Statements of stockholder's equity                                    6
        Statements of cash flows                                              7
        Notes to consolidated financial statements                         8-34

Independent Auditors' Report

Board of Directors and Stockholder
Four M Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Four M Corporation and subsidiaries (the "Company") as of December 31, 1997 and December 31, 1996 and the related consolidated statement of operations and stockholder's equity and cash flows for each of the years ended December 31, 1997, July 31, 1996 and 1995, and the five months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years ended December 31, 1997, July 31, 1996 and 1995, and the five months ended December 31, 1996 in conformity with generally accepted accounting principles.

March 10, 1998
Valhalla, New York

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                                     Consolidated Balance Sheets
                                           (in thousands, except per share data)
================================================================================

                                                            December 31,  December 31,
                                                                1997          1996
--------------------------------------------------------------------------------------
Assets
Current:
    Cash and cash equivalents                                 $  2,141      $  2,431
    Accounts receivable, less allowance for doubtful
        accounts of $2,727 and $1,621
        (Note 13)                                               55,209        52,775
     Inventories (Notes 2 and 13)                               36,963        32,896
     Income taxes recoverable                                    6,900         1,143
     Notes, advances and other receivables                       2,638         3,863
     Deferred income taxes (Note 15)                            16,654         8,413
--------------------------------------------------------------------------------------
                     Total current assets                      120,505       101,521
Property, plant and equipment, net (Notes 3 and 13)            181,549       173,333
Other assets (Note 4)                                           16,399        16,801
Goodwill and other intangibles, net of accumulated
    amortization of  $1,205 and $880 (Note 7)                    4,321         4,678
--------------------------------------------------------------------------------------
                    Total assets                               322,774       296,333
======================================================================================
Liabilities and Stockholder's Equity
Current:
     Accounts payable                                           48,237        30,387
     Accrued liabilities (Note 5)                               15,769        30,150
     Current maturities of long-term debt and subordinated
         debt (Notes 13 and 14)                                  3,303         2,447
--------------------------------------------------------------------------------------
                    Total current liabilities                   67,309        62,984
Long-term debt (Note 13)                                       235,354       208,777
Subordinated debt (Note 14)                                      1,969         1,914
Deferred income taxes (Note 15)                                  9,404         7,174
Minority interest (Note 16)                                      1,508         1,584
Other liabilities                                                  565         1,712
--------------------------------------------------------------------------------------
                     Total liabilities                         316,109       284,145
--------------------------------------------------------------------------------------
Commitments and contingencies (Notes 15 - 19)
Stockholder's equity
     Common stock, $.125 par value, 10,000,000 shares
          authorized; 7,229,770 shares issued and 6,815,867
          outstanding                                              904           904
     Additional paid-in-capital                                    717           717
     Retained earnings                                           6,006        11,529
--------------------------------------------------------------------------------------
                                                                 7,627        13,150
     Less: treasury stock, at cost (413,903 shares)                962           962
--------------------------------------------------------------------------------------
                   Total stockholder's equity                    6,665        12,188
--------------------------------------------------------------------------------------
                                                              $322,774      $296,333
======================================================================================

                    See accompanying notes to consolidated financial statements.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                           Consolidated Statements of Operations
                                                                  (in thousands)

================================================================================

                                                       Year       Five Months       Years ended July 31,
                                                      Ended          Ended        ------------------------
                                                   December 31,   December 31,
                                                      1997           1996           1996           1995
----------------------------------------------------------------------------------------------------------
Net sales                                           $ 468,867      $ 196,787      $ 257,817      $ 271,994
Cost of goods sold                                    403,160        171,304        222,105        232,154
----------------------------------------------------------------------------------------------------------
             Gross profit                              65,707         25,483         35,712         39,840
Selling, general and administrative
    expenses                                           47,503         17,499         19,217         19,703
Plant closing expenses                                  2,800             --             --             --
----------------------------------------------------------------------------------------------------------
Income from operations                                 15,404          7,984         16,495         20,137
Other income (expense):
     Loss on joint venture contract (Notes 7
        and 12)                                        (7,408)        (1,668)            --             --
     Gain on sale of assets and other  (Note 7)           529            425             --          1,927
     Interest expense                                 (26,917)       (10,314)        (7,565)        (5,607)
----------------------------------------------------------------------------------------------------------
     Income (loss) before taxes, minority
         interest and extraordinary gain              (18,392)        (3,573)         8,930         16,457
Provision (benefit) for income taxes (Note 15)        (12,895)        (1,486)         3,817          5,483
----------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                 (5,497)        (2,087)         5,113         10,974
Minority interest (Note 16)                               (26)           (87)            --           (146)
Extraordinary gain                                         --             --             --          2,219
----------------------------------------------------------------------------------------------------------
Net (loss) income                                   $  (5,523)     $  (2,174)     $   5,113      $  13,047
==========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                 Consolidated Statements of Stockholder's Equity
                                                                  (in thousands)
================================================================================

                             Common   Common     Additional
                              Stock    Stock      Paid-in   Retained    Treasury
                             Shares   Amount      Capital   Earnings       Stock     Total
-------------------------------------------------------------------------------------------
Balance, July 31, 1994        7,230    $ 904        $ 117    $ 1,219       $ 962   $ 1,278
Net income for  year             --       --           --     13,047          --    13,047
Distribution (Note 7)            --       --           --     (5,676)         --    (5,676)
-------------------------------------------------------------------------------------------
Balance, July 31, 1995        7,230      904          117      8,590         962     8,649
Net income for  year             --       --           --      5,113          --     5,113
Warrant issuance (Note 7)        --       --          600          -          --       600
-------------------------------------------------------------------------------------------
Balance, July 31, 1996        7,230      904          717     13,703         962    14,362
Net loss for five months         --       --           --     (2,174)         --    (2,174)
-------------------------------------------------------------------------------------------
Balance, December 31, 1996    7,230      904          717     11,529         962    12,188
Net loss for year                --       --           --     (5,523)         --    (5,523)
-------------------------------------------------------------------------------------------
Balance, December 31, 1997    7,230      904          717      6,006         962   $ 6,665
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                           Consolidated Statements of Cash Flows
                                                                  (in thousands)
================================================================================

                                                                Year       Five Months        Years ended July 31,
                                                               Ended          Ended          -----------------------
                                                             December 31,   December 31,
                                                                1997           1996           1996           1995
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                          $  (5,523)     $  (2,174)     $   5,113      $  13,047
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                               14,767          5,287          5,182          5,245
     Allowance for doubtful accounts                              1,106            583           (290)           467
     Non-cash interest expense                                      203             --             --            499
     Gain on sale/closure of subsidiary                              --             --           (166)        (1,618)
     Gain on exchange of stock for debt                              --             --             --         (2,393)
     Deferred income taxes                                       (6,011)        (1,306)        (1,506)          (312)
     Loss (gain) on sale of fixed assets                           (259)          (480)           246             32
     Change in assets and liabilities, net of effect of
       acquisitions and disposals:
          Accounts, advances, notes and other receivables        (3,540)        (3,151)         1,779         (4,273)
          Income taxes recoverable                               (5,757)        (1,143)            --             --
          Inventories                                            (4,067)         1,025         12,296        (10,594)
          Other assets, net of other liabilities                    627         (3,338)          (512)           275
          Accounts payable and accrued liabilities                3,322            767          4,479         (2,592)
--------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used for) operating
              activities                                         (5,132)        (3,930)        26,621         (2,217)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                         (29,072)        (6,721)        (8,612)        (3,690)
   Proceeds from sale of subsidiaries                                --             --            898          1,618
   Proceeds from sale or exchange of fixed assets                 6,481          2,300            679            397
   Investment in New Jersey, net of cash acquired                                (5,500)            --             --
   Purchase of net assets of St. Joe Container                       --          5,214       (159,168)            --
   Costs related to subsidiary spin-off                              --             --             --           (300)
--------------------------------------------------------------------------------------------------------------------
            Net cash used for investing activities              (22,591)        (4,707)      (166,203)        (1,975)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from bond issuance                                       --             --        170,000             --
   Financing costs                                                   --             --         (8,798)            --
   Borrowings under revolving credit agreements                  24,742         94,200         14,419             --
   Repayments under revolving credit agreements                  (1,794)       (79,223)       (22,953)            --
   Secured term, mortgage, equipment and other borrowings         7,811          8,534            380          8,914
   Repayment of long-term debt                                   (3,326)       (13,254)       (13,881)        (5,396)
--------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities            27,433         10,257        139,167          3,518
Increase (decrease) in cash and cash equivalents                   (290)         1,620           (415)          (674)
Cash and cash equivalents, beginning of period                    2,431            811          1,226          1,900
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          2,141          2,431            811          1,226
====================================================================================================================
Supplemental cash flow information
   Interest paid                                              $  25,074      $  11,683      $   4,204      $   4,882
   Income taxes paid                                          $  (1,020)     $   1,127      $   3,668      $   6,052
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

1. Summary of Significant Accounting Policies

Business

Four M Corporation and subsidiaries ("Four M" or the "Company") are manufacturers of corrugated packaging and semi-chemical corrugating medium. The Company uses the trade name Box USA to conduct the bulk of its business activities.

Four M has no assets or independent business operations other than ownership interest in its subsidiaries.

Principles of Consolidation

The consolidated financial statements include the accounts of Four M Corporation and all of its subsidiaries. All of the common stock of Four M is beneficially owned by its Chairman of the Board and Chief Executive Officer, Dennis Mehiel (the "Stockholder"). Intercompany accounts and transactions have been eliminated.

The Company has certain 50%-owned investments which are accounted for under the equity method.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, Plant, Equipment, and Depreciation

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

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

Goodwill and Other Intangibles

Goodwill and other intangibles principally relate to the excess of the purchase price of certain acquisitions over the fair value of the net assets acquired and are being amortized over their estimated useful lives which range from 10 to 20 years using the straight-line method.

Costs associated with obtaining financing arrangements are included in other assets and are being amortized over the term of the borrowings.

Revenue Recognition

Revenue is recognized when products are shipped.

Income Taxes

Deferred taxes are provided on the differences between the basis of assets and liabilities for financial reporting and income taxes purposes using the statutory rates enacted for future periods.

The Company files a consolidated federal tax return with all of its subsidiaries except Box USA of New Jersey, Inc. (Note 7) ("New Jersey"), formerly known as Mannkraft Corporation, and Box USA of Florida LP, a 51% owned joint venture. State income tax returns are filed separately.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived Assets

As prescribed in Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," long-lived assets are required to be adjusted to net realizable value if, in the opinion of management, there is a permanent diminution in value. The adoption of this pronouncement in 1996 did not have a significant impact on the Company's financial statements. The Company assesses recoverability based upon estimated undiscounted future cash flows from the related assets.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash, accounts receivable, advances and other receivables and accounts payable approximate fair value because of the relatively short maturities of these instruments. The carrying value of long-term debt, including the current portion and subordinated debt, approximates fair value based upon market rates for similar instruments.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

2. Inventories

Inventories consist of the following:

                                                    December 31,   December 31,
                                                        1997           1996
            -------------------------------------------------------------------
            Raw materials                             $28,071        $25,056
            Work-in-process                             1,801          1,615
            Finished goods                              7,091          6,225
            -------------------------------------------------------------------
                                                      $36,963        $32,896
            ===================================================================

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                             Life in  December 31,  December 31,
                                              Years       1997         1996
            --------------------------------------------------------------------
            Land and buildings                   20     $ 57,695     $ 56,384
            Machinery and equipment            3-20      160,266      142,145
            Leasehold improvements             5-10          852        1,402
            Furniture and fixtures                5        3,777        3,071
            Autos and trucks                      5          612          460
            --------------------------------------------------------------------
                                                         223,202      203,462
            Less accumulated
               depreciation and amortization              41,653       30,129
            --------------------------------------------------------------------
                                                        $181,549     $173,333
            ====================================================================

Depreciation expense was approximately $14,410 for the year ended December 31, 1997. Depreciation expense was approximately $5,135 for the five months ended December 31, 1996, and $5,118 and $4,887 for the years ended July 31, 1996 and 1995, respectively.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

Property, plant and equipment includes equipment under capital leases as follows:

                                                     December 31,  December 31,
                                                        1997          1996
            -------------------------------------------------------------------
            Equipment                                  $8,735        $8,332
            Less accumulated amortization               1,914           710
            -------------------------------------------------------------------
                                                       $6,821        $7,622
            ===================================================================

4. Other Assets

Other assets consisted of the following as of December 31, 1997 and 1996:

                                                            1997          1996
            -------------------------------------------------------------------
            Deferred financing costs, net                 $ 7,405       $ 8,285
            Investment in Groveton Paper Board, Inc.        5,250         5,250
            Officer and employee receivables                   --           286
            Other                                           3,744         2,980
            -------------------------------------------------------------------
                                                          $16,399       $16,801
            ===================================================================

5. Accrued Liabilities

Accrued liabilities were comprised of the following as of December 31, 1997 and 1996:

                                                               1997       1996
            -------------------------------------------------------------------
            Output purchase agreement reserve (Note 7)       $ 4,327    $19,363
            Acquisition related reserves (Note 7)                 --        870
            Payroll and related expenses                       3,701      3,226
            Other                                              7,741      6,691
            -------------------------------------------------------------------
                                                             $15,769    $30,150
            ===================================================================

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

6. Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with financial institutions having high credit ratings. Concentrations of credit risk with respect to trade receivables are limited due to a large number of customers comprising the Company's customer base, and their dispersion across many geographical regions. At December 31, 1997, the Company had no significant concentrations of credit risk. No single customer accounted for 10% or more of net sales during any of the reported periods.

7. Significant Acquisitions and Dispositions

Box USA of New Jersey, Inc. ("New Jersey")

On August 5, 1996, the Company acquired 490 shares of common stock in New Jersey from Stone Container for $5,500. The purchase represented 49% of New
Jersey's outstanding shares, increasing the Company's ownership interest to 50%. Since the remaining 50% interest in New Jersey is owned indirectly by the Stockholder, the financial statements of New Jersey are included in the Company's consolidation.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon fair value at the date of the acquisition. The Company recorded goodwill of approximately $4,000, which is being amortized over 15 years.
The results of New Jersey's operations have been included in the Company's financial statements since the date of acquisition.

Fibre Marketing

Pursuant to a Limited Liability Company Agreement, dated as of May 24, 1996, the Company acquired a 50% interest in Fibre Marketing Company, L.L.C. ("Fibre Marketing"). The Company made an aggregate capital contribution of $280 to Fibre Marketing in August 1996.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

St. Joe Container Company

On May 30, 1996, the Company acquired (i) substantially all of the assets and certain liabilities of St. Joe Container, which consisted primarily of 16 converting facilities and related working capital (the "St. Joe Acquisition") and (ii) a 50% interest in Florida Coast Paper Company, L.L.C. ("Florida Coast"), a limited liability company which owns a linerboard mill located at Port St. Joe, Florida (the "St. Joe Mill"), and Stone Container Corporation ("Stone Container", together with the Company, the "Joint Venture Partner") acquired the remaining 50% interest in Florida Coast (Note 12). On May 30, 1996, the Company issued senior secured notes for $170,000 and warrants valued at $600 and entered into a revolving credit facility which, as amended, provides up to $65,000 to, in part, finance such transactions.

In December 1996, the Company received $5,200 as a purchase price adjustment in accordance with the Agreement.

The St. Joe Acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price, as adjusted as discussed above, has been allocated to the assets purchased and the liabilities assumed based upon fair value at the date of the St. Joe Acquisition. The purchase price has been allocated as follows:

      --------------------------------------------------------------------------
      Accounts receivable, net                                        $  23,558
      Inventories, net                                                   30,257
      Property, plant and equipment, net                                120,747
      Long-term investment                                                5,250
      Deferred financing costs                                            8,798
      Accounts payable and accrued liabilities                           (2,552)
      Acquisition related provisions (a)                                 (3,470)
      Reserve for unfavorable contracts (b)                             (19,236)
      --------------------------------------------------------------------------
                  Total costs allocated (c)                           $ 163,352
      ==========================================================================

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

(a) The St. Joe Acquisition related provisions consist of professional costs incurred with respect to the St. Joe Acquisition, costs associated with a plant closure, severance and relocation costs.

(b) The Company has provided for two unfavorable contracts related to the St. Joe Acquisition. The first unfavorable contract is the Output Purchase Agreement with Florida Coast, which requires the Company and Stone Container to each purchase one-half of the St. Joe Mill's annual output of linerboard. Initially, management determined that it was probable that the Company would be required to pay additional amounts above market price for linerboard as a result of the Output Purchase Agreement and accordingly, provided a reserve for such purchases. The St. Joe Mill is expected to return to profitability in 1998 and accordingly, additional reserves are not anticipated. The second unfavorable contract relates to the Company's 12.6% shareholder's interest in Groveton which requires the Company to purchase 12.6% of Groveton's annual production. Management has determined that it is probable that the Company will not be required to pay additional amounts above market price in 1998 and has not provided for a reserve.

(c) The Company did not allocate any portion of the purchase price to its investment in Florida Coast since management believes the investment value is nominal (Note 12).

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

The Fonda Group, Inc.

In March 1995, the stock of Fonda was distributed to the Stockholder, except for 3.5% which was distributed to a lender. Net sales, operating income and net losses of Fonda for the eight months ended March 31, 1995 were $42,413, $1,352 and $(57), respectively.

Fiber Partition Products

Effective March 20, 1995, the Company disposed of certain assets relating to its fiber partition products which resulted in a gain before income taxes of approximately $1,618.

Consolidated Packaging Corporation, Debtor-In-Possession

On August 16, 1996, Box USA Group, Inc. ("Box USA"), a wholly-owned subsidiary of the Company discontinued operations at its Flint, Michigan facility and disposed of substantially all of the machinery and equipment utilized in the operations of such facility for approximately $2,300, and finished goods and work-in-progress inventory and certain related assets utilized at such facility for approximately $300, which resulted in a gain of $480.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

8. Mill Shutdowns and Reopenings

In the latter part of 1996 and first quarter of 1997, the Company experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. As a result, the Company shut down its corrugating medium mill at Ft. Madison, Iowa (the "Ft. Madison Mill") in March 1997. Market conditions for corrugating medium have since improved and as a result, the Company resumed limited production at the Ft. Madison Mill in August 1997, with full production commencing September 1997.

In addition, the St. Joe Mill was shut down in April 1997 due to a decline in prices for linerboard as a result of increased capacity in the industry. Market conditions for linerboard have since improved and as a result Florida Coast resumed limited production in early September 1997 with full production commencing in October 1997. During the period of the St. Joe Mill shut down, the Company remained subject to terms of the Output Purchase Agreement (Note 7). A portion of the Company's payments under the Output Purchase Agreement during the shutdown period ($6,000) has been charged to operations as part of loss on joint venture.

9. Plant Closings

On August 9, 1997 the Company announced its intent to close two of its facilities and to reallocate its business at those locations to its other nearby facilities, including a "Super Plant" that is intended to utilize state of the art technology and is expected to expand the Company's capacity in the southeastern operating region. In connection therewith, the Company recorded a provision of $1,000 in the third quarter of 1997 to accrue the costs of closing such facilities, which are principally related to severance and relocation of employees. In addition, the Company established a reserve during the third quarter of 1997 of $1,800, to cover costs in connection with certain plant dispositions which are anticipated to occur in 1998.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

10. Results of Operations for the Five Months Ended December 31, 1995
(Unaudited)

Results of operations of the Company for the five months ended December 31, 1995 are as follows:

                                                                     (Unaudited)
            December 31,                                                   1995
            --------------------------------------------------------------------
            Net sales                                                    $95,614
            Gross profit                                                  14,495
            Income before income taxes                                     6,588
            Provision for income taxes                                     2,966
            Net income                                                     3,622
            ====================================================================

11. Condensed Consolidating Financial Statements

In connection with the St. Joe Acquisition, the Company issued and sold $170,000 aggregate principal amount of 12% Senior Secured Notes due 2006 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by Box USA Group, Inc., Four M Paper Corporation, Page Packaging Corporation, Box USA, Inc. and Four M Manufacturing Group of Georgia, Inc., each a direct or indirect wholly owned subsidiary of the Company (collectively, the "Guarantors"). Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to the holders of the Notes. The Notes are not guaranteed by Box USA Paper Corporation, Box USA of Florida L.P. ("Florida L.P."), Florida Coast, New Jersey or Fibre Marketing Group, L.L.C. (collectively, the "Non-Guarantors").

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and Guarantors and Non-Guarantors as of and for the year ended December 31, 1997:

                      Condensed Consolidating Balance Sheet
                                 Four M                         Non      Elimination
                               Corporation    Guarantors     Guarantors     Entries     Consolidated
----------------------------------------------------------------------------------------------------
Current assets                 $     --       $107,288       $ 13,217       $     --        $120,505
Investment in affiliates          6,665          5,954             --         (6,865)          5,754
Total assets                      6,665        393,450         29,524         (6,865)        322,774
Current liabilities                  --         57,173         10,136             --          67,309
Total liabilities                    --        289,929         26,180             --         316,109
Stockholder's equity           $  6,665       $  2,521       $  3,044       $ (6,865)       $  6,665
====================================================================================================

                 Condensed Consolidating Statement of Operations
                                 Four M                         Non      Elimination
                               Corporation    Guarantors     Guarantors     Entries     Consolidated
----------------------------------------------------------------------------------------------------
Net sales                      $     --       $423,040       $ 45,827       $     --        $468,867
Gross profit                         --         59,318          6,389             --          65,707
Income from operations               --         15,112          2,292             --          15,404
Income (loss) before income taxes    --        (19,032)           640             --         (18,392)
Net loss of subsidiaries         (5,523)            --             --          5,523              --
Net income (loss)              $ (5,523)      $ (5,714)      $    196       $  5,523        $ (5,523)
====================================================================================================

                 Condensed Consolidating Statement of Cash Flows
                                 Four M                         Non      Elimination
                               Corporation    Guarantors     Guarantors     Entries     Consolidated
----------------------------------------------------------------------------------------------------
Net cash provided by (used in)
     operating activities      $     --       $ (8,864)      $  3,732       $     --        $ (5,132)
Net cash used in investing
     activities                      --        (20,758)        (1,833)            --         (22,591)
Net cash provided by (used in)
     financing activities            --         29,303         (1,870)            --          27,433
(Decrease) increase in cash
     and cash equivalents            --           (319)            29             --            (290)
Cash and cash equivalents,
     beginning of period             --          2,064            367             --           2,431
----------------------------------------------------------------------------------------------------
Cash and cash equivalents,
     end of period             $     --       $  1,745       $    396       $     --        $  2,141
====================================================================================================

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

12. Investment in Florida Coast

In conjunction with the formation of Florida Coast, the Company and Stone Container each invested $5,000 for a 50% interest in the Florida Coast
Holding Co., L.L.C. ("Florida Coast Holding"), the holder of all of the member interests in Florida Coast and Stone Container made a $30,000 loan to Florida Coast Holding. In addition, the Company and Stone Container have each agreed to provide Florida Coast with up to $10,000 of subordinated financing, if needed for general corporate purposes.

The Company's investment in Florida Coast Holding is accounted for using the equity method of accounting and is carried at no value. Due to the shutdown in the St. Joe Mill, the Company funded operating requirements of $19,100, in accordance with the Output Purchase Agreement. Of the $19,100 funded, $17,500 was charged against the reserve for unfavorable contracts and $1,600 related to the subordinated credit facility described above. In addition, the Company charged $7,400 to loss on joint venture contract, which included an increase in the reserve for unfavorable contracts of $6,000 (Note 7).

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

Summarized balance sheet and income statement information of Florida Coast as of December 31, 1997, and for the year ended December 31, 1997 were as follows:

                                                                   December 31,
                                                                      1997
            -------------------------------------------------------------------
            Current assets                                          $  19,534
            Land, buildings and equipment, net                        176,232
            Other assets                                                7,842
            Current liabilities                                        16,925
            Long term liabilities                                     183,521
            Equity                                                      3,162
            ===================================================================

                                                                 Year
                                                                Ended
                                                         December 31, 1997 (b)
            -------------------------------------------------------------------
            Net sales (a)                                           $  87,910
            Operating loss                                            (22,846)
            Interest expense                                          (23,598)
            Net loss                                                  (46,061)
            ===================================================================

            (a) Includes $44,000 of sales to the Company.
            (b) The St. Joe Mill was shut down for approximately six months during the year (Note 8).

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

13. Long-Term Debt

Long-term debt consists of the following:

                                                 December 31,      December 31,
                                                     1997              1996
-------------------------------------------------------------------------------
12% senior secured notes (a)                      $ 170,000         $ 170,000
Revolving credit agreements (b)                      45,184            22,235
Mortgages (weighted average
interest rate as of December 31,
1997 7.9%)                                            7,041             2,374
Term loan agreements (c)                              8,765             8,500
Capital lease obligations (Note 17)                   6,259             7,283
Other                                                 1,408               832
-------------------------------------------------------------------------------
                                                    238,657           211,224
Less current portion                                  3,303             2,447
-------------------------------------------------------------------------------
Long-term debt                                    $ 235,354         $ 208,777
===============================================================================

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

(a) On May 30, 1996, the Company issued $170,000 aggregate principal amount of 12% Senior Secured Notes (the "Notes") due 2006 to, in part, finance the St. Joe Acquisition. The Notes are secured by the Company's real and personal property other than accounts receivable, inventory and certain related assets and interest is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 1996.

(b) On May 30, 1996, the Company entered into a "Credit Facility" which, as amended, provides up to $65,000 of revolving credit. The Credit Facility is secured by accounts receivable, inventories and certain related assets. Advances are limited to 85% of eligible receivables and the lesser of 60% of eligible inventories or $40,000. The Credit Facility matures on May 30, 2001. The interest rate at December 31, 1997 was prime (8.5% at December 31, 1997) plus 1.%. At December 31, 1997, the Company had outstanding approximately $41,308 and available approximately $6,200 of additional credit under the Credit Facility. The Company has the ability to convert interest on some or all of its advances to a LIBOR based rate. At December 31, 1997, the Company had converted $30,000 of its debt under this option at a rate of 8.875% towards an $18,000 contract, and 8.9375% on a $12,000 contract. These LIBOR based arrangements matured on March 2, 1998 and will mature on March 16, 1998, respectively. Pursuant to the Credit Facility, the Company is subject to certain affirmative and negative covenants customarily found in agreements of this type. In addition, the Credit Facility requires that the Company maintain certain specified financial covenants, including, without limitation, a minimum tangible net worth, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, a minimum current ratio, and a minimum debt service coverage ratio. The Company was in compliance with these covenants, as amended, at December 31, 1997.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

      New Jersey (Note 7) has a revolving credit agreement for $10,000, secured by inventories, receivables and equipment. Borrowings are limited to 85% of eligible receivables, and the lesser of 60% of eligible inventories. New Jersey had approximately $3,876 outstanding and $264 of additional credit available under this agreement at December 31, 1997. Interest under this agreement is prime (8.50% at December 31, 1997) plus 1%. New Jersey has the ability to convert interest on some or all of its advances to a LIBOR based rate equal to LIBOR plus 3.5%. At December 31, 1997, New Jersey had converted $3,500 of its debt under this option at a rate of 9.125%. This LIBOR based arrangement matured on February 22, 1998.

(c) New Jersey had outstanding at December 31, 1997 a $8,800 term loan due September 30, 2001 which is secured by New Jersey's equipment, real estate and eligible receivables. This loan bears interest at the prime rate (8.50% at December 31, 1997) plus 1.5%. New Jersey has the ability to convert some or all of this term loan to a LIBOR based rate equal to LIBOR plus 3.5%. At December 31, 1997, New Jersey had $7,000 of its debt under this option at a rate of 9.0625%. This LIBOR based arrangement matured on March 22, 1998.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

Long-term debt, excluding capital lease obligations, is payable as follows:

      -------------------------------------------------------------------------
      1998                                                             $  2,075
      1999                                                                1,606
      2000                                                                1,614
      2001                                                                2,096
      2002                                                                4,136
      Thereafter                                                        220,871
      -------------------------------------------------------------------------
                                                                       $232,398
      =========================================================================

14. Subordinated Debt

Subordinated debt consists of the following:

                                                    December 31,   December 31,
                                                        1997            1996
      -------------------------------------------------------------------------
      Subordinated notes (a)                          $ 2,279          $ 2,279
      Less:  Deferred interest                           (310)            (365)
      -------------------------------------------------------------------------
      Long-term subordinated debt                     $ 1,969          $ 1,914
      =========================================================================

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

(a) Prior to the Company's purchase of New Jersey, the Bankruptcy Court confirmed New Jersey's Plan of Reorganization and New Jersey emerged from Chapter 11 of the United States Bankruptcy Code. Pursuant to New Jersey's Plan of Reorganization, New Jersey's previous shareholders received $2,750 in cash and notes payable in consideration of full and complete satisfaction of their interests. The first note is in the principal amount of $700 and interest is payable on the outstanding principal balance at 7.5% per annum paid quarterly, with the exception of the first six payments which are payable in the year 2001. The second and third notes are in the principal amounts of $1,179 and $321, respectively, and are non-interest bearing. The notes have been discounted using a rate of 8% resulting in aggregate initial deferred interest of $839. Deferred interest is accreted over the repayment period using the balance outstanding method. All three notes are payable beginning after fiscal year ending July 31, 1999 provided that New Jersey's secured claims and trade and other claims are paid in full. The notes are secured by a pledge agreement executed by Four M Manufacturing Group of New Jersey, Inc.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

15.   Income Taxes

Components of provision (benefit) for income taxes are as follows:

                                             Year        5 Months
                                            Ended          Ended              Years Ended July 31,
                                         December 31,    December 31,      ------------------------
                                             1997            1996            1996            1995
      ---------------------------------------------------------------------------------------------
      Current:
          Federal                          $ (6,900)       $ (2,362)       $  4,441        $  4,675
          State                                  16            (702)            889           1,120
      ---------------------------------------------------------------------------------------------
                                             (6,884)         (3,064)          5,330           5,795
      ---------------------------------------------------------------------------------------------
      Deferred:
          Federal                            (5,238)          1,206          (1,261)           (250)
          State                                (773)            372            (252)            (62)
      ---------------------------------------------------------------------------------------------
                                             (6,011)          1,578          (1,513)           (312)
      ---------------------------------------------------------------------------------------------
      Provision (benefit) for income
          taxes before extraordinary
          item                              (12,895)         (1,486)          3,817           5,483
      Taxes on extraordinary item                --              --              --             174
      ---------------------------------------------------------------------------------------------
                                           $(12,895)       $ (1,486)       $  3,817        $  5,657
      =============================================================================================

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets (liabilities) result from temporary differences as follows:

                                                                  December 31,    December 31,      July 31,
                                                                      1997            1996            1996
      ------------------------------------------------------------------------------------------------------
      Current:
         Allowance for doubtful accounts receivable                 $  1,114        $    670        $    581
         Capitalized inventory costs                                   1,749           1,632           1,213
         Accrued salaries and benefits                                   552             964             730
         Provisions for losses                                         2,828           7,976           2,100
         Current portion of net operating
                  loss carry forwards and credits                     10,362              --              --
         Other                                                            49             262             367
      ------------------------------------------------------------------------------------------------------
                                                                      16,654          11,504           4,991
        Less valuation allowance                                         --          (3,091)              --
      ------------------------------------------------------------------------------------------------------
               Current deferred tax assets                            16,654           8,413           4,991
      ------------------------------------------------------------------------------------------------------
      Long term:
         Property, plant, equipment                                  (18,960)        (12,028)         (5,140)
         Long term portion of net operating loss carryforward          9,556           4,854              --
      ------------------------------------------------------------------------------------------------------
                Net long-term deferred tax liabilities                (9,404)         (7,174)         (5,140)
      ------------------------------------------------------------------------------------------------------
      Net deferred tax assets (liabilities)                         $  7,250        $  1,239        $   (149)
      ======================================================================================================

The Company established a valuation allowance at July 31, 1996 for the unfavorable contracts reserve (Note 7), since its utilization was not assured. The reserve and allowance was increased in 1996 due to a purchase price adjustment. The Company reversed the valuation allowance in 1997 because of the tax utilization of the reserve.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

The effective tax rate was different than the federal statutory rate due to the following:

                                           Year       5 Months
                                           Ended       Ended          Years Ended July 31,
                                        December 31, December 31,  ---------------------------
                                            1997         1996        1996           1995
      ----------------------------------------------------------------------------------------
      Tax (benefit) at the statutory
         Federal rate                      (35.0)%      (35.0)%      35.0%          34.0%
      State income taxes (net of
         Federal benefit)                   (4.0)        (6.0)        6.4            4.0
      Non-deductible interest                --           --           --            3.0
      Reversal of valuation
         allowance                         (16.9)         --           --           (3.7)
      Change in taxed rate                 (10.1)         --           --             --
      Other                                 (4.1)        (0.6)        1.3           (4.0)
      ----------------------------------------------------------------------------------------
                                           (70.1)%      (41.6)%      42.7%          33.3%
      ========================================================================================

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

16. Minority Interest

Minority interest represents the minority stockholder's investment plus its proportionate share of the income or loss of the respective subsidiary.

17. Leases

The Company leases several facilities and certain equipment used in connection with its manufacturing operations. Future minimum payments for capital leases and noncancellable operating leases with initial or remaining terms of one year or more are:

                                                          Capital     Operating
      Year ending December 31,                             Leases        Leases
      -------------------------------------------------------------------------
      1998                                                  1,834         5,713
      1999                                                  1,810         4,341
      2000                                                  1,701         3,619
      2001                                                  1,663         2,605
      2002                                                    885         2,222
      Thereafter                                               --         7,183
      -------------------------------------------------------------------------
      Total minimum lease payments                          7,893        25,683
      =========================================================================
      Less amount representing interest                    (1,634)
      ------------------------------------------------------------
      Present value of capital lease obligations            6,259
      ============================================================

Rent expense under operating leases was approximately $7,891 for the year ended December 31, 1997 and $3,555 for the five months ended December 31, 1996, and $5,041 and $4,613 for the years ended July 31, 1996 and 1995, respectively.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

18. Related Party Transactions

The Stockholder is an owner of entities from which the Company rents certain property, plant and equipment. Rent expense was approximately $763 for the year ended December 31, 1997 and $434 for the five months ended December 31, 1996, and $964 and $929 for the years ended July 31, 1996 and 1995, respectively. The Company believes that such rents are not in excess of market levels. The Company's partition plant located in Jacksonville, Florida is currently subleased from Fonda and constitutes a portion of a property leased by Fonda from the Stockholder.

The Stockholder has been a part owner since 1993 of New Jersey, to which the Company sold approximately $1,351 and $3,330 of material in the twelve months ended July 31, 1996 and 1995, respectively. The Company believes that the prices at which such sales were made are not below market levels. For the year ended December 31, 1997 and the five month period ended December 31, 1996, sales to New Jersey have been eliminated in consolidation.

In March 1995, the Company spun off its Fonda subsidiary to the Stockholder. The Company sold approximately $500, $1,100 and $60 of material to Fonda in Fiscal 1997, Fiscal 1995 and Fiscal 1994, respectively. The Company believes that the prices at which such sales were made are not below market levels

An officer of the Company has been part owner since 1994 of Fibre Marketing, to which the Company sold approximately $4,294 of material in the year ended December 31, 1997, $3,130 of material in the five months ended December 31, 1996 and $2,024 of material in the year ended July 31, 1996. The Company believes that the prices at which such sales were made are not below market levels.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

19. Commitments and Contingencies

Purchase Commitments

The Company has commitments to purchase paperboard inventory from four vendors. The total commitment is for the purchase of up to 170,000 tons of inventory annually through December 2001. The price per ton will be based on market rates.

The Company has commitments to purchase one half of the production of the St. Joe Mill. The price per ton is based on the Output Purchase Agreement (Note 7).

The Company is required to purchase 12.6% of the output of the Groveton medium mill at prices defined in an agreement among the owners of the mill. The mill's production capacity is approximately 140,000 tons annually (Note 7).

Litigation

On July 19, 1996 a civil action was filed in the Superior Court of Fulton County, Georgia (the "Suit") by a former employee, individually and on behalf of D&M Partnership, a purported Georgia partnership, against Four M, Box USA Group, Inc., Four M Manufacturing Group of Georgia, Inc., and the Stockholder. The plaintiff alleges that he is entitled to an equity interest in Four M or the alternative, $150,000 in compensatory damages, as well as punitive damages and attorney's fees. The Company believes that the suit is without merit. On September 23, 1996, the Company filed an answer in response to the complaint. The Company intends to defend against the suit vigorously and believes that it has adequate defenses. The Suit is in the preliminary stages and management believes that the outcome of this suit will not have a material impact on the Company's financial statements.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

The Company is involved in various other legal actions and claims arising in the ordinary course of its business. Management believes that current litigation and claims will be resolved without any material effect on the Company's financial statements.

Savings and Investment Plans

The Company has two defined contribution savings and investment plans covering a majority of its salaried and non-union hourly employees. Under one plan, employee contributions of up to 6% of annual salary are matched at 50%. Under the other plan, 7% of salary is matched at 50%. Expenses incurred under both plans amounted to approximately $600 for the year ended December 31, 1997, $130 for the five months ended December 31, 1996, and $195 and $107 for the years ended July 31, 1996 and 1995, respectively.

Pension Plans

The Company has defined contribution plans for its union and non-union hourly employees. Contributions are made by the Company at a labor agreement specified rate per hours worked. Expenses incurred under these plans amounted to approximately $410 for the year ended December 31, 1997, $306 for the five months ended December 31, 1996, and $93 and $67 for the years ended July 31, 1996 and 1995, respectively.

                                             Four M Corporation and Subsidiaries
                                                                   d/b/a Box USA

                                      Notes to Consolidated Financial Statements
                                                                  (in thousands)
================================================================================

Stock Appreciation Unit Plan

On September 8, 1993, the Company's Board of Directors approved a Stock Appreciation Unit Plan (the "Plan"). Pursuant to the Plan units may be granted to key employees at the discretion of the Chief Executive Officer and the non-employee directors of the Company. Units awarded under the Plan are subject to the vesting and redemption terms of the Plan. Employees may elect to redeem vested units awarded under the Plan. Units to be redeemed will be paid in cash over a period of time at an amount based on earning and increases in book value.

20. Subsequent Events

In January 1998, the Company sold its Dallas and Houston corrugating operations for cash of $20,400, subject to working capital adjustments, which approximated net book value. Approximately $11,200 of the proceeds of such sale is held in trust under the terms of the Notes and the remainder was used for working capital purposes.

                          INDEPENDENT AUDITORS' REPORT
                              RELATING TO SCHEDULE

Board of Directors and Stockholder
Four M Corporation and Subsidiaries

The audits referred to in our report to Four M Corporation and Subsidiaries dated March 10, 1998 which is contained in Item 8 of this Form 10-K included the audit of Schedule listed under Item 21(b) for each of the years ended December 31, 1997, July 31, 1996 and 1995, and the five months ended December 31, 1996. This Financial Statement Schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Financial Statement Schedule based on our audits.

In our opinion, such Schedule presents fairly, in all material respects the information set forth therein for each of the years ended December 31, 1997, July 31, 1996 and 1995, and the five months ended December 31, 1996.


                                                /s/ BDO Seidman, LLP
                                                BDO Seidman, LLP


Valhalla, New York
March 10, 1998

                                                                     SCHEDULE II

                       FOUR M CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         COLUMN A                     COLUMN B                   COLUMN C                    COLUMN D           COLUMN E
---------------------------------   ------------      -------------------------------      ------------      --------------
                                                                Additions
                                                      -------------------------------
                                     Balance at       Charged to        Charged to
                                    beginning of       Cost and      other Accounts -       Deductions-      Balance at end
Description                            Period          Expenses          describe            describe           of Period
---------------------------------   ------------      -------------------------------      ------------      --------------
Year ended July 31, 1995
     Allowance for doubtful
      accounts ..................    $1,542,000       $  575,000               --          $  339,000(1)       $1,778,000
Year ended July 31, 1996
     Allowance for doubtful
      accounts ..................    $1,778,000       $  736,000               --          $  605,000(1)       $1,909,000
Period ended December 31, 1996 ..    $1,909,000       $  582,000       $  151,000(2)       $1,021,000(1)       $1,621,000
Year ended December 31, 1997
     Allowance for doubtful
      accounts ..................    $1,621,000       $1,801,000               --          $  695,000(1)       $2,727,000

----------
(1) Amounts written off.
(2) Acquired through New Jersey purchase.