Form 10-Q
period 1998-03-31
FOUR M CORP
filed 1998-05-13
CIK 1018219

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    ---------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

                        COMMISSION FILE NUMBER: 333-8043

                               FOUR M CORPORATION
             (Exact name of registrant as specified in its charter)


              MARYLAND                                    52-0822639
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         115 STEVENS AVENUE
          VALHALLA, NEW YORK                                 10595
(Address of principal executive offices)                   (Zip Code)




                                 (914) 749-3200
               Registrant's telephone number, including area code:

                                   -----------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ---       ---

  As of May 1, 1998, the registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):                                                            Page

                 Consolidated Balance Sheets as of March 31, 1998 and
                 December 31, 1997 (audited)                                                           1

                 Consolidated Statements of Operations for the three months ended
                 March 31, 1998 and 1997                                                               2

                 Consolidated Statements of Cash Flows for the three months ended
                 March 31, 1998 and 1997                                                               3

                 Notes to Consolidated Financial Statements                                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                     9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            12

Item 6.  Exhibits and Reports on Form 8-K                                                             12

Signatures                                                                                            14

    PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       FOUR M CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------

                                                                                 March 31, 1998        December 31, 1997
                                                                                  (unaudited)              (audited)

--------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
             Cash and cash equivalents                                            $       4,302               $     2,141
             Restricted cash (Note 9)                                                    11,200                         -
             Accounts receivable, less allowance for doubtful
             accounts of $2,068 and $2,727                                               54,808                    55,209
             Inventories (Note 6)                                                        34,233                    36,963
             Income taxes recoverable                                                         -                     6,900
             Notes, advances and other receivables                                        5,922                     2,638
             Deferred income taxes                                                       16,554                    16,654
--------------------------------------------------------------------------------------------------------------------------
                      Total current assets                                              127,019                   120,505
Property, plant and equipment, net of accumulated depreciation                          167,304                   181,549
Other assets                                                                             16,364                    16,399
Goodwill and other intangibles, net of accumulated amortization                           4,234                     4,321
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $314,921                  $322,774
                                                                                       ========                  ========
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

             Accounts payable                                                          $ 35,887                $   48,237
             Accrued liabilities (Note 7)                                                21,082                    15,769
             Current maturities of long-term debt and subordinated debt                   3,098                     3,303
--------------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                   60,067                    67,309

Long-term debt, less current maturities                                                 234,642                   235,354
Subordinated debt, less current maturities                                                1,997                     1,969
Deferred income taxes                                                                     9,304                     9,404
Minority interest                                                                         1,531                     1,508
Other liabilities                                                                           487                       565
--------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                          308,028                   316,109
--------------------------------------------------------------------------------------------------------------------------
Stockholder's equity:
             Common stock, par value $.125: Authorized shares -
             10,000,000; shares issued 7,229,770, and
             outstanding 6,815,867                                                          904                       904
Additional paid-in capital                                                                  717                       717
Retained earnings                                                                         6,234                     6,006
--------------------------------------------------------------------------------------------------------------------------
                                                                                          7,855                     7,627
Less treasury stock, at cost (413,903 shares)                                               962                       962
--------------------------------------------------------------------------------------------------------------------------
             Total stockholder's equity                                                   6,893                     6,665
--------------------------------------------------------------------------------------------------------------------------
                                                                                       $314,921                  $322,774
                                                                                       ========                  ========
--------------------------------------------------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these financial statements.


                                            FOUR M CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                       (In thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended March 31,
                                                                           -----------------------------------------------


                                                                                         1998                      1997
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                                              $122,909                  $117,896
Cost of goods sold                                                                      105,429                    99,054
--------------------------------------------------------------------------------------------------------------------------
         Gross profit                                                                    17,480                    18,842
--------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                                              9,735                    11,706

--------------------------------------------------------------------------------------------------------------------------
            Income from operations                                                        7,745                     7,136
Other Income (expense):
         Interest expense                                                                (6,925)                   (6,424)
         Other                                                                             (415)                       85
--------------------------------------------------------------------------------------------------------------------------
                                                                                         (7,340)                   (6,339)
--------------------------------------------------------------------------------------------------------------------------
         Income before provision for income taxes and
         minority interest                                                                  405                       797
Provision for income taxes                                                                  154                       335
--------------------------------------------------------------------------------------------------------------------------
           Income before minority interest                                                  251                       462
Minority interest                                                                           (23)                       22
--------------------------------------------------------------------------------------------------------------------------
           Net income                                                                  $    228                  $    484
                                                                                       ========                  ========
--------------------------------------------------------------------------------------------------------------------------


The accompanying footnotes are an integral part of these financial statements.


                                          FOUR M CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     (In thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended March 31,
                                                                ------------------------------------------------------------

                                                                                                1998                 1997

----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                     $  228               $   484
Adjustments to reconcile net income to net cash provided by
(used for) operating activities
         Depreciation and amortization                                                          3,975                 3,594
         Allowance for doubtful accounts                                                         (659)                  201
         Non-cash interest expense                                                                 29                     -
         Deferred income taxes                                                                      -                 1,489
         Loss on sale of fixed assets                                                             415                    10
Change in assets and liabilities:
         Accounts, advances, notes and other receivables                                        1,060                (5,063)
         Inventories                                                                            2,730                 5,016
         Income taxes recoverable(payable)                                                      6,900                (1,489)
         Other assets, net of other liabilities                                                (3,368)               (1,382)
         Accounts payable and accrued liabilities                                              (7,373)               (8,847)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                            3,937                (5,987)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Capital expenditures                                                                  (4,741)               (4,850)
         Proceeds from sale of fixed assets                                                       690                 2,614
         Sale of fixed assets of Dallas and Houston facilities                                 14,392                     -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                           10,341                (2,236)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
           Net borrowings (repayments) under revolving
           credit agreements                                                                      (80)                4,772
           Secured term, mortgage, equipment and
           other borrowings                                                                        31                 2,070
           Repayment of long-term debt                                                           (868)                 (667)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                             (917)                6,175
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
         Increase (decrease) in cash and cash equivalents                                      13,361                (2,048)
         Cash and cash equivalents, beginning of period                                         2,141                 2,431
----------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents, end of period                                             $15,502              $    383
                                                                                              =======              ========
----------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
         Cash paid during the period for:
                  Interest                                                                    $ 1,318              $    675
                  Income taxes                                                                $    86              $     46
----------------------------------------------------------------------------------------------------------------------------

  The accompanying footnotes are an integral part of the financial statements.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto contained in the Four M Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Business: Four M Corporation and subsidiaries ("Four M" or the "Company") are manufacturers of corrugated packaging and semi-chemical corrugating medium. The Company uses the trade name Box USA to conduct the bulk of its business activities. Four M has no assets or independent business operations other than its ownership interest in its subsidiaries.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of Four M Corporation and all of its subsidiaries. All of the common stock of Four M is beneficially owned by its Chairman of the Board and Chief Executive Officer, Dennis Mehiel (the "Stockholder"). Intercompany accounts and transactions have been eliminated.

The Company has certain 50% owned investments which are accounted for under the equity method.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

ST. JOE CONTAINER COMPANY

         On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container Company, which consisted primarily of 16 converting facilities and related working capital (the "St. Joe Acquisition") and (ii) a 50% interest in Florida Coast Paper Company, L.L.C. ("Florida Coast"), a limited liability company which owns a linerboard mill located at Port St. Joe, Florida (the "St. Joe Mill"). Stone Container Corporation ("Stone Container", together with the Company, the "Joint Venture Partners") acquired the remaining 50% interest in Florida Coast (Note 5). On May 30, 1996, the Company issued the Notes (Note 4) and warrants valued at $.6 million and entered into a revolving credit facility which, as amended, provides up to $65.0 million to, in part, finance such transactions.

The St. Joe Acquisition has been accounted for using the purchase method of accounting.

BOX USA OF NEW JERSEY, INC. ("NEW JERSEY")


         On August 5, 1996, the Company acquired 490 shares of common stock in New Jersey from Stone Container for $5.5 million. The purchase represented 49% of New Jersey's outstanding shares, increasing the Company's ownership interest to 50%. Since the remaining 50% interest in New Jersey is owned indirectly by the Stockholder, the financial statements of New Jersey are included in the Company's consolidation.

FIBRE MARKETING

         Pursuant to a Limited Liability Company Agreement, dated as of May 24, 1996, the Company acquired a 50% interest in Fibre Marketing Company, L.L.C. ("Fibre Marketing"). The Company made an aggregate capital contribution of $280,000 to Fibre Marketing in August 1996.

CONSOLIDATED PACKAGING CORPORATION, DEBTOR-IN-POSSESSION

         On August 16, 1996, Box USA Group, Inc. ("Box USA"), a wholly-owned subsidiary of the Company, discontinued operations at its Flint, Michigan facility and disposed of substantially all the machinery and equipment utilized in the operations of such facility for approximately $2.3 million, and finished goods and work-in-progress inventory and certain related assets utilized at such facility for approximately $300,000, which resulted in a gain of $480,000.

NOTE 4 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         In connection with the St. Joe Acquisition, the Company issued and sold $170.0 million aggregate principal amount of 12% Senior Secured Notes due 2006 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by Box USA Group, Inc., Four M Paper Corporation, Page Packaging Corporation, Box USA, Inc. and Four M Manufacturing Group of Georgia, Inc., each a direct or indirect wholly owned subsidiary of the Company (collectively, the "Guarantors"). Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to the holders of the Notes. The Notes are not guaranteed by Box USA Paper Corporation, Box USA of Florida, L.P. ("Florida L.P."), Florida Coast, New Jersey or Fibre Marketing Group L.L.C. (collectively, the "Non-Guarantors"). The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and the Guarantors and Non-Guarantors as of and for the three months ended March 31, 1998:


                                        Condensed Consolidating Balance Sheet
                                                      (in thousands)

                                    FOUR M                                           ELIMINATION
                                  CORPORATION      GUARANTORS   NON-GUARANTORS         ENTRIES        CONSOLIDATED
                                  -----------      ----------   --------------         -------        ------------
Current assets................    $          -      $  112,559   $     14,460         $      -       $     127,019
Investment in affiliates......           6,893           5,890              -             (7,093)            5,690
Total assets..................           6,893         285,092         30,029             (7,093)          314,921
Current liabilities...........               -          50,998          9,069                -              60,067
Total liabilities.............               -         281,419         26,609                -             308,028
Stockholder's equity..........    $      6,893      $    3,673   $      3,420         $   (7,093)    $       6,893


                                      Condensed Consolidating Statement of Operations
                                                      (in thousands)


                                   FOUR M                                           ELIMINATION
                                 CORPORATION     GUARANTORS    NON-GUARANTORS         ENTRIES        CONSOLIDATED
                                 -----------     ----------    --------------         -------        ------------
Net sales..................      $        -     $    110,587   $       12,322         $      -      $      122,909
Gross profit...............               -           15,957            1,523                -              17,480
Income from operations ....               -            7,242              503                -               7,745
Income before income
taxes......................               -              328               77                -                 405
Net income (loss) of
subsidiaries...............             228                -                -             (228)                  -
Net income (loss)...........     $      228     $        195   $           33         $   (228)     $          228




                                      Condensed Consolidating Statement of Cash Flows
                                                       (in thousands)

                                     FOUR M                                         ELIMINATION
                                  CORPORATION    GUARANTORS    NON-GUARANTORS         ENTRIES       CONSOLIDATED
                                 -----------     ----------    --------------         -------       ------------
Net cash provided by operating
activities...................     $         -    $     3,682     $         255       $       -       $     3,937

Net cash provided by (used
for) investing activities....               -         10,369               (28)              -            10,341

Net cash provided by (used
for) financing activities....               -         (1,169)              252               -              (917)
                                  -------------------------------------------------------------------------------
Increase in  cash and cash
equivalents..................               -         12,882               479               -            13,361

Cash and cash equivalents,
beginning of period..........               -          1,745               396               -             2,141
                                  -------------------------------------------------------------------------------
Cash and cash equivalents, end
of period....................     $         -    $    14,627     $         875       $       -       $    15,502
                                  -------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------

NOTE 5 - INVESTMENT IN FLORIDA COAST

         In conjunction with the formation of Florida Coast, the Company and Stone Container each invested $5.0 million for a 50% interest in Florida Coast Holding Co., L.L.C. ("Florida Coast Holding"), the holder of all of the member interests in Florida Coast and, Stone Container made a $30.0 million capital contribution to Florida Coast Holding. In addition, the Company and Stone Container have each agreed to provide Florida Coast with up to $10.0 million of subordinated financing, if needed, for general corporate purposes. As of March 31, 1998, the Company advanced loans of $1.6 million under the subordinated credit facility, which is fully reserved.

         The Company's investment in Florida Coast Holding is accounted for using the equity method of accounting. The Company did not record its 50% share of Florida Coast's operating results for the three month period ended March 31, 1998 of $ (0.9) million since its investment had no carrying value.

         Summarized unaudited income statement information of Florida Coast for the three months ended March 31, 1998 is as follows:

               Summarized Statement of Operations (in thousands):

                                                     Three Months
                                                        Ended
                                                    March 31, 1998
----------------------------------------------------------------------
Net sales                                              $44,659
Net operating loss                                       4,154
Interest expense                                         5,890
Net loss                                                (1,736)
----------------------------------------------------------------------

         Pursuant to the Output Purchase Agreement, the Company and Stone Container have each agreed to purchase one-half of the St. Joe Mill's entire linerboard production, at a price indexed to market prices but subject to a minimum purchase price. This purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures of the St. Joe Mill. In accounting for the acquisition of the St. Joe Mill, the Company determined that it would be required to pay additional amounts above market price for linerboard and possibly incur other additional costs to fulfill its obligations under the Output Purchase Agreement and accordingly, provided a reserve for such purchases. Pursuant to the Output Purchase Agreement, Florida Coast has requested payment of $1.2 million payable by June 5, 1998, which will be charged to the reserve. As a result of increases in the price of linerboard, the St. Joe Mill is expected to generate sufficient funds to cover its cash operating costs in 1998.

NOTE 6 - INVENTORY

         Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                                       March 31,       December 31,
                                                                         1998              1997
                                                                      ----------       ------------
Raw materials                                                           $26,072          $28,071
Work-in-process                                                           1,587            1,801
Finished goods                                                            6,574            7,091
                                                                      ---------        ---------
                                                                        $34,233          $36,963
                                                                       ========          =======


NOTE 7 - ACCRUED LIABILITIES

         Accrued liabilities were approximately $21.1 million at March 31, 1998, and $15.8 million at December 31, 1997, respectively. These amounts include reserves for unfavorable contracts related to the acquisition of the St. Joe Mill (Note 5) and accruals for various items including employee benefits, utilities, interest and plant repairs. Accrued liabilities increased December 31, 1997 to March 31, 1998 primarily due to the bond interest accrual of $5.1 million.

NOTE 8 - MILL SHUTDOWNS AND REOPENINGS

            In the latter part of 1996 and first quarter of 1997, the Company experienced a decline in prices for corrugating medium as a result of increased capacity in the industry and decreased demand for such products. In response to such market conditions, the Company shut down its corrugating medium mill at Ft. Madison, Iowa (the "Ft. Madison Mill") in March 1997 and resumed limited production in August 1997. Full production commenced in September 1997.

         In addition, the St. Joe Mill experienced a decline in prices for linerboard as a result of increased capacity in the industry. In response to such market conditions, Florida Coast shut down the St. Joe Mill in April 1997 and resumed limited production in early September 1997. Full production commenced in October 1997. During the period of the St. Joe Mill shut down, the Company remained subject to the terms of the Output Purchase Agreement (Note 5). A portion of the Company's payments under the Output Purchase Agreement during the shut down period ($6.0 million) has been charged to operations as part of a loss on joint venture.

NOTE 9 - PLANT CLOSING AND DISPOSITIONS

         On August 9, 1997, the Company announced its intent to close two of its facilities and to reallocate its business at those locations to its other nearby facilities, including a new facility that is intended to utilize state of the art technology and is expected to expand the Company's capacity in the Southeastern operating region. In connection therewith, the Company recorded a provision of $1.0 million in the third quarter of 1997 to accrue the costs of closing such facilities, which are principally related to severance and relocation of employees. In addition, the Company established a reserve during the third quarter of 1997 of $1.8 million, to cover costs in connection with certain plant dispositions which have occurred in 1998.

         In January 1998, the Company sold its Dallas and Houston corrugating operations for cash of $20.4 million, subject to working capital adjustments, which approximated net book value. Approximately $11.2 million of the proceeds of such sale was put in trust under the terms of the Indenture governing the Notes, and the remainder was used for working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward looking statements that involve known and unknown risks and uncertainties including, but not limited to, the impact of competitive products, product demand and market acceptance risks, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the current and future years to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data and such data as a percentage of net sales for the periods indicated (Dollars in millions):



                                                                       THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------------------
                                                                     1998                       1997
                                                             --------------------       ----------------------
                                                                       PERCENT OF                   PERCENT OF
                                                             AMOUNT    NET SALES         AMOUNT     NET SALES
                                                             ------    ---------         ------     ---------

Net sales......................................             $ 122.9      100.0%         $ 117.9       100.0%
Cost of goods sold.............................              (105.5)     (85.8)           (99.1)      (84.0)
                                                             -------     ------         --------      ------
Gross profit...................................                17.4       14.2             18.8        16.0
Selling, general and
     administrative expenses...................                (9.7)      (7.9)           (11.7)       (9.9)
                                                             -------      -----         --------      -----
Income from operations.........................                 7.7        6.3              7.1         6.1
Interest expense...............................                (6.9)      (5.6)            (6.4)       (5.5)
Other income (expense).........................                (0.4)      (0.3)             0.1         0.1
                                                             -------      -----         --------       ----
Income before provision                                         0.4        0.4
    for income taxes and minority interest.....                                             0.8         0.7
Provision for income taxes.....................                (0.2)      (0.2)            (0.3)       (0.3)
                                                             -------      -----         --------       -----
Income before minority interest................             $   0.2        0.2%         $   0.5         0.4%
                                                             ------------------------------------------------
                                                             ------------------------------------------------


THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1997

         Consolidated net sales of $122.9 million were achieved by the Company for the three months ended March 31, 1998, which represented an increase of 4.2%, from $117.9 million in the three months ended March 31, 1997. Net sales for the Company's converting facilities increased $3.5 million, or 3.1 %, to $118.2 million for the three months ended March 31, 1998, from $114.7 million for the three months ended March 31, 1997. The increase in net sales was primarily as a result of the increased average selling prices offset by the decrease in volume. Net sales at the Ft. Madison Mill for the three months ended March 31, 1998 were $4.7 million as compared to net sales of $3.2 million for the three months ended March 31, 1997. This increase was primarily as a result of the increased selling price per ton of corrugating medium.

         The Company's cost of goods sold, as a percentage of net sales, increased to 85.8% for the three months ended March 31, 1998 from 84.0% for the three months ended March 31, 1997. Cost of goods sold, as a percentage of net sales, at the Company's converting facilities increased to 85.8% for the three months ended March 31, 1998, from 83.3% for the three months ended March 31, 1997. The increases were primarily a result of the Company's absorption of increased paper prices for both linerboard and corrugating medium. Cost of goods sold, as a percentage of net sales, at the Ft. Madison Mill decreased to 85.7% for the three months ended March 31, 1998 from 118.0% for the three months ended March 31, 1997 primarily as a result of the increased selling price per ton of corrugating medium.

         Gross profit decreased $1.4 million, or 7.4%, to $17.4 million for the three months ended March 31, 1998 from $18.8 million for the three months ended March 31, 1997. The Company's gross profit, as a percentage of net sales, for the converting facilities decreased to 14.2% for the three months ended March 31, 1998 from 16.7% for the three months ended March 31, 1997. The decline in gross profit is attributable to the sale of the Company's Dallas and Houston corrugating operations and the resultant reduction in volume. Gross profit
(loss) at the Ft. Madison Mill increased to $0.7 million for the three months ended March 31, 1998 from $(0.6) million for the three months ended March 31, 1997 primarily as a result of the increased selling price per ton of corrugating medium.

         Selling, general and administrative expenses decreased by $2.0 million for the three months ended March 31, 1998. This decrease is primarily attributable to the sale of the Dallas and Houston corrugating operations. As a percentage of net sales, selling, general and administrative expenses decreased to 7.9% for the three months ended March 31, 1998 compared to 9.9% for the three months ended March 31, 1997 primarily as a result of an increase in average selling prices.

         As a result of the foregoing facts, income from operations increased $0.6 million, or 8.5%, for the three months ended March 31, 1998, to $7.7 million from $7.1 million for the three months ended March 31, 1997. .

         Interest expense increased $0.5 million, or 7.8%, to $6.9 million for the three months ended March 31, 1998, from $6.4 million for the three month period ended March 31, 1997. .

 LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has relied on cash flows from operations and bank borrowings to finance its working capital requirements and capital expenditures.

         Net cash provided by operating activities for the three months ended March 31, 1998 was $3.9 million compared to net cash used for operating activities of $6.0 million for the three months ended March 31, 1997. Cash provided by operating activities for the three months ended March 31, 1998 was driven by net income of $0.6 million for the period, recovery of income taxes of $6.9 million, and a $2.7 million decrease in inventory which was offset by a $7.4 million decrease in accounts payable and accrued liabilities and a $1.1 million decrease in accounts, notes, advances and other receivables. .

         Net cash provided by investing activities was $10.4 million for the three months ended March 31, 1998 compared to net cash used for investing activities of $2.2 million for the three months ended March 31, 1997. This difference was primarily due to the sale of fixed assets from the Company's Dallas and Houston corrugating operations. .

         Net cash used for financing activities was $0.9 million for the three months ended March 31, 1998 compared to net cash provided by financing activities of $6.2 million for the three months ended March 31, 1997. The difference was primarily due to the sale of the Company's Dallas and Houston corrugating operations.

          Capital expenditures for the three months ended March 31, 1998 were $4.7 million as compared to $4.9 million for the three months ended March 31, 1997. The Company plans to spend approximately $12.7 million in 1998 on capital expenditures.

         On May 30, 1996, the Company established a Credit Facility to finance the Company's working capital needs. The Credit Facility will mature in 2001 and initially provided total borrowing of up to $80.0 million on a revolving basis, subject to borrowing base limitations, and a requirement that unused borrowing base availability must be at least $5.0 million. Effective December 5, 1997, the Credit Facility was modified, so as to among other things, (i) reduce, per the Company's request, the borrowing capacity from $80.0 million to $65.0 million;
(ii) modify the base borrowing interest rate from the lender's prime rate plus .5% to a sliding scale rate, based on performance, of the lender's prime rate plus .5% to 1.0%; and (iii) reduce the minimum unused borrowing base availability to $1.0 million, increasing on December 31, 1998 to $5.0 million. The Company is in compliance with these covenants as of March 31, 1998. On May 1, 1998, the Company had unused borrowing capacity of approximately $9.0 million under the Credit Facility.

         Pursuant to the Subordinated Credit Facility, the Company will provide, if needed, Florida Coast with up to $10.0 million of subordinated indebtedness on a revolving credit basis. As of March 31, 1998, the Company advanced loans of $1.6 million under the Subordinated Credit Facility, which is fully reserved. Pursuant to the Output Purchase Agreement, Florida Coast has requested payment of $1.2 million payable by June 5, 1998, which will be charged to the reserve. As a result of increases in the price of linerboard, the St. Joe Mill is expected to generate sufficient funds to cover its cash operating costs in 1998.

          Although there can be no assurance, the Company believes that cash generated by operations together with amounts available under the Credit Facility, will be sufficient to meet its capital expenditure needs, debt service requirements and working capital needs through the end of 1998.

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

         The operations of the St. Joe Mill are subject to extensive and changing environmental regulation by federal, state and local authorities. Significant capital expenditures have been made in the past to comply with water, air and solid and hazardous waste regulations at the St. Joe Mill. The St. Joe Mill expects to make significant expenditures in the future. Capital expenditures by the St. Joe Mill for environmental control equipment was approximately $0.2 million in Fiscal 1997 and is budgeted to be approximately $1.0 million in Fiscal 1998. In November 1997, the EPA issued its final rules, informally known as the "cluster rules", which are more stringent than the existing requirements for discharge of wastewaters under the Clean Water Act and impose new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Although the final rules are less stringent, in some respect, than as initially proposed, the Company currently believes that the St. Joe Mill will be required to make capital expenditures of approximately $30.0 million during the period of 1998 through 2005 in order to meet the requirements of the new regulations. The Joint Venture Partners may determine that, under the final regulations, the costs associated with the production of mottled white linerboard are prohibitive and could therefore discontinue its production. If the Joint Venture Partners determine to discontinue the production of mottled white linerboard, the Company estimates the capital spending that would be required to comply with the regulations would be approximately $9.0 million. Because of the current higher margins associated with mottled white linerboard, in the event the Joint Venture Partners discontinue the production of mottled white linerboard, Florida Coast's revenues and profit margins would decrease.

IMPACT OF INFLATION

         A period of rising prices will affect the Company's cost of production and, in particular, the Company's raw material costs. Since the Company's business is a margin business, the impact of increased costs on the Company will depend upon the Company's ability to pass on such costs to its customers. The Company is typically able to pass on a significant portion of its increased raw material costs in a timely fashion. From time to tome, however, there is a lag in passing on price adjustments which creates a temporary margin contraction in a rising price environment. Historically, the Company has been able to recover fully from the impact of rising prices over a short period of time.

YEAR 2000

         The Company has implemented Year 2000 compliance programs designed to ensure that its computer systems and applications will function properly beyond 1999. The Company expects Year 2000 conversion programs to be substantially completed by the end of 1999. The Company believes that adequate resources, both internal and external, have been allocated for this purpose. Spending for these Year 2000 compliance programs, including Fiscal 1998 spending, is not expected to be material and will be funded from operations. However, there can be no assurance that the Company will identify all Year 2000 date conversion problems in its computer systems in advance of their occurrence or that the Company will be able to successfully remedy all problems that are discovered. Failure by the Company and/or their significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability.

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

         On July 19, 1996, a civil action was filed in the Superior Court of Fulton County, Georgia (the "Suit") by Sid Dunken, individually and on behalf of D&M Partnership, a purported Georgia partnership, against the Company, Box USA Group Inc., Four M Manufacturing Group of Georgia, Inc. and Dennis Mehiel. The complaint alleges that Dunken is entitled to an equity interest in the Company or in the alternative, $150 million in compensatory damages, as well as punitive damages and attorneys' fees. On September 23, 1996, the Company filed an answer in response to the complaint. The Company believes the Suit is without merit. The Company intends to defend against the Suit vigorously and believes it has adequate defenses. Discovery is substantially completed, and the Company expects the trial to commence in the latter part of 1998 or the early part of 1999. There can be no assurance that the outcome of the Suit will not be adverse to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibits 2.1 through 10.6 and Exhibit 21.1, are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4 filed on July 12, 1996, and all amendments thereto (File No. 333-8043). Exhibits 10.7 and 12.1 are incorporated by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-K for the transition period ended December 31, 1996. Exhibits 10.8 and 10.9 are incorporated by reference to the exhibit with the corresponding number filed as part of the Company's reports on the Form 10-Q for the periods ended March 31, 1997 and June 30, 1997, respectively.
Exhibit 10.10 is incorporated by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-K for the fiscal year ended December 31, 1997.

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

4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co. Inc. (the "Initial Purchaser").
4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7       Drop Down Notes, dated as of May 30, 1996, executed by each of the
          Guarantors.
4.8 Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9       Guaranty, dated as of May 30, 1996, among the Guarantors and the
          Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the financial institutions named therein (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5 Stock Appreciation Unit Plan of the Company, dated as of August 1, 1992, and Amendment No. 1 thereto, dated as of August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
10.7 First Amendment to Financing and Security Agreement and Additional Borrower Joinder Supplement dated as of February 28, 1997, among the Company, the Guarantors, the Lenders, the Agent and
          Box USA of Florida, L.P.
10.8      Second Amendment to Finance and Security Agreement
10.9      Third Amendment to Finance and Security Agreement
10.10     Fourth Amendment to Finance and Security Agreement
12.1      Statement regarding computation of ratios.
21.1      Subsidiaries of the registrant.
27.1*     Financial Data Schedule.

    *     Filed herewith


(B)      REPORTS ON FORM 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FOUR M CORPORATION


                                  By:  /s/ Chris Mehiel
                                     --------------------------------------
                                  Chris Mehiel
                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Accounting Officer)
                                  Date: May 11, 1998


                                  FOUR M PAPER CORPORATION


                                  By:  /s/ Chris Mehiel
                                     --------------------------------------
                                  Chris Mehiel

                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Accounting Officer)
                                  Date: May 11, 1998


                                  BOX USA GROUP, INC.


                                  By: /s/ Chris Mehiel
                                     --------------------------------------
                                  Chris Mehiel
                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Accounting Officer)
                                  Date: May 11, 1998

                                  PAGE PACKAGING CORPORATION


                                  By:  /s/ Chris Mehiel
                                     --------------------------------------
                                  Chris Mehiel
                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Accounting Officer)
                                  Date: May 11, 1998

                                  BOX USA, INC.

                                  By:   /s/  Chris Mehiel
                                     --------------------------------------
                                  Chris Mehiel
                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Accounting Officer)
                                  Date: May 11, 1998


                                  FOUR M MANUFACTURING GROUP OF GEORGIA, INC.



                                  By:   /s/ Chris Mehiel
                                     --------------------------------------
                                  Chris Mehiel
                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Accounting Officer)
                                  Date: May 11, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION

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

4.3 Registration Rights Agreement, dated as of May 30, 1996, among the Company, the Guarantors and Bear, Stearns & Co. Inc. (the "Initial Purchaser").
4.4 Security Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.5 Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.6 Contribution Agreement, dated as of May 30, 1996, among the Company, the Guarantors and the Trustee.
4.7       Drop Down Notes, dated as of May 30, 1996, executed by each of the
          Guarantors.
4.8 Drop Down Note Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
4.9       Guaranty, dated as of May 30, 1996, among the Guarantors and the
          Trustee.
4.10 Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
4.11 Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
4.12 Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
10.1 Output Purchase Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone Container Corporation ("Stone").
10.2 Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A. ("NationsBank"), the financial institutions named therein (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
10.3 Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
10.4 Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
10.5 Stock Appreciation Unit Plan of the Company, dated as of August 1, 1992, and Amendment No. 1 thereto, dated as of August 1, 1995.
10.6 Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National Association, and Box USA Group, Inc.
10.7 Fourth Amendment to Financing and Security Agreement and Additional Borrower Joinder Supplement dated as of February 28, 1997, among the Company, the Guarantors, the Lenders, the Agent and
          Box USA of Florida, L.P.
10.8      Second Amendment to Finance and Security Agreement
10.9      Third Amendment to Finance and Security Agreement
10.10     Fourth Amendment to Finance and Security Agreement
12.1      Statement regarding computation of ratios.
21.1      Subsidiaries of the registrant.
27.1*     Financial Data Schedule.

    *     Filed herewith