Form 10-Q
period 1998-06-30
FOUR M CORP
filed 1998-08-14
CIK 1018219

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                       OR

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

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----
    As of August 1, 1998, the registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


   Part I - Financial Information

   Item 1.  Financial Statements (Unaudited):                                                                                 Page

                 Consolidated Balance Sheets as of June 30, 1998 and
                 December 31, 1997 (audited)                                                                                   1

                 Consolidated Statements of Operations for the three and six months ended
                 June 30, 1998 and 1997                                                                                        2

                 Consolidated Statements of Cash Flows for the six months ended
                 June 30, 1998 and 1997                                                                                        3

                 Notes to Consolidated Financial Statements                                                                    4

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                                          10


   Part II - Other Information

   Item 1.  Legal Proceedings                                                                                                  14

   Item 6.  Exhibits and Reports on Form 8-K                                                                                   14

   Signatures                                                                                                                  16


Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

                       FOUR M CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30, 1998         December 31, 1997
                                                                                         (unaudited)              (audited)
---------------------------------------------------------------------------------------------------------------------------------
       ASSETS

       Current assets:

                 Cash and cash equivalents                                             $       617               $     2,025
                 Restricted cash (Note 9)                                                    3,435                       116
                 Accounts receivable, less allowance for doubtful
                 accounts of  $2,090 and $2,727                                             55,180                    55,209
                 Inventories (Note 6)                                                       30,978                    36,963
                 Income taxes recoverable                                                        -                     6,900
                 Notes, advances and other receivables                                       3,722                     2,638
                 Deferred income taxes (Note 10)                                             9,304                    16,654
----------------------------------------------------------------------------------------------------------------------------
                         Total current assets                                              103,236                   120,505
       Property, plant and equipment, net of accumulated depreciation                      167,022                   181,549
       Other assets                                                                         16,171                    16,399
       Goodwill and other intangibles, net of accumulated amortization                       4,147                     4,321
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          $290,576                  $322,774
                                                                                          --------                  --------
                                                                                          --------                  --------
-----------------------------------------------------------------------------------------------------------------------------
       LIABILITIES AND STOCKHOLDER'S EQUITY
       Current liabilities:
                  Accounts payable                                                        $ 41,578                $   48,237
                  Accrued liabilities (Note 7)                                              15,550                    15,769
                  Current maturities of long-term debt and subordinated debt                 3,603                     3,303
-----------------------------------------------------------------------------------------------------------------------------
                              Total current liabilities                                     60,731                    67,309

       Long-term debt, less current maturities                                             224,718                   235,354
       Subordinated debt, less current maturities                                            1,986                     1,969
       Deferred income taxes                                                                 9,304                     9,404
       Minority interest                                                                     1,546                     1,508
       Other liabilities                                                                       462                       565
-----------------------------------------------------------------------------------------------------------------------------
                Total liabilities                                                          298,747                   316,109
-----------------------------------------------------------------------------------------------------------------------------
       Stockholder's equity:

                  Common stock, par value $.125: Authorized shares -
                  10,000,000; shares issued 7,229,770, and
                  outstanding 6,815,867                                                        904                       904
       Additional paid-in capital                                                              717                       717
       Retained earnings                                                                    (8,830)                    6,006
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            (7,209)                    7,627

       Less treasury stock, at cost (413,903 shares)                                           962                       962
-----------------------------------------------------------------------------------------------------------------------------
                Total stockholder's equity                                                  (8,171)                    6,665
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          $290,576                  $322,774
                                                                                           --------                  --------
                                                                                           --------                  --------

The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)

-----------------------------------------------------------------------------------------------------------------------

                                                          Three months ended June 30,     Six months ended June 30,
                                                             1998            1997         1998             1997
                                                       ----------------------------------------------------------------
Net sales                                                $123,150          $116,129         $246,059         $234,025

Cost of goods sold                                        109,633            97,578          215,062          196,632
-----------------------------------------------------------------------------------------------------------------------
          Gross profit                                     13,517            18,551           30,997           37,393
-----------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses               11,572            11,852           21,307           23,558
-----------------------------------------------------------------------------------------------------------------------
         Income from operations                             1,945             6,699            9,690           13,835
Other Income (expense):
         Interest expense                                  (6,646)           (6,200)         (13,571)         (12,624)
         Loss on joint venture contract                    (3,200)                -           (3,200)               -
         Other                                                (52)                -             (467)              85
-----------------------------------------------------------------------------------------------------------------------
         Income (loss) before provision for
         income taxes and minority interest                (7,953)              499           (7,548)           1,296

Provision for income taxes (Note 10)                       (7,096)             (201)          (7,250)            (536)
-----------------------------------------------------------------------------------------------------------------------
         Income (loss) before minority interest           (15,049)              298          (14,798)             760

Minority interest                                             (15)             (125)             (38)            (103)
-----------------------------------------------------------------------------------------------------------------------
         Net income (loss)                               $(15,064)             $173         $(14,836)            $657
                                                         ---------         ---------        ---------         ---------
                                                         ---------         ---------        ---------         ---------
-----------------------------------------------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                            Six months ended June 30,
                                                                                         --------------------------------------
                                                                                                 1998                    1997
--------------------------------------------------------------------------------------------------------------------------------
      Cash flows from operating activities:
      Net income (loss)                                                                     $  (14,836)                 $ 657
      Adjustments to reconcile net income to net cash provided by operating activities
               Depreciation and amortization                                                     8,027                  7,369
               Allowance for doubtful accounts                                                    (637)                   304
               Non-cash interest expense                                                            18                      -
               Deferred income taxes                                                             7,250                  2,981
               Loss on sale of fixed assets                                                        467                     26
      Change in assets and liabilities:
               Accounts, advances, notes, and other receivables                                    665                  4,227
               Inventories                                                                       5,985                  6,265
               Income taxes recoverable (payable)                                                6,900                 (1,776)
               Other assets, net of other liabilities                                           (1,319)                  (801)
               Accounts payable and accrued liabilities                                         (6,878)               (17,127)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                  5,642                  2,125
-----------------------------------------------------------------------------------------------------------------------------------
      Cash flows from investing activities:
               Capital expenditures                                                             (8,474)               (11,061)
               Proceeds from sale of fixed assets                                                  771                  2,679
               Sale of fixed assets of Dallas and Houston facilities                            14,392                      -
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used for) investing activities                                       6,689                 (8,382)
-----------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
               Net borrowings (repayments) under revolving credit                               (8,657)                3,985
               agreements
               Secured term, mortgage, equipment and other                                          62                 2,336
               borrowings
               Repayment of long-term debt                                                      (1,825)               (1,249)
-----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used for) financing activities                                     (10,420)                5,072
-----------------------------------------------------------------------------------------------------------------------------------

      Cash, cash equivalents and restricted cash:

               Increase (decrease) in cash, cash equivalents and restricted cash                 1,911                (1,185)
               Cash and cash equivalents, beginning of period                                    2,025                 2,431
               Restricted cash, beginning of period                                                116                     -
-----------------------------------------------------------------------------------------------------------------------------------
               Cash and cash equivalents, end of period                                       $    617                $1,246
                                                                                              --------                -------
                                                                                              --------                -------
               Restricted cash, end of period                                                 $  3,435                $    -
                                                                                              --------                -------
                                                                                              --------                -------
-----------------------------------------------------------------------------------------------------------------------------------
      Supplemental cash flow information:

               Cash paid during the period for:
                        Interest                                                              $ 13,141               $12,613
                        Income taxes                                                          $    109              $   (856)
-----------------------------------------------------------------------------------------------------------------------------------

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

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for interim periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto contained in the Four M Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


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

Principles of Consolidation: The consolidated financial statements include the accounts of Four M Corporation and all of its subsidiaries. All of the common stock of Four M is beneficially owned by its Chairman of the Board and Chief Executive Officer, Dennis Mehiel (the "Stockholder") (Note 11). Intercompany accounts and transactions have been eliminated.

The Company has certain 50% owned investments which are accounted for under the equity method.

Reclassifications: Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

St. Joe Container Company

     On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container Company, which consisted primarily of 16 converting facilities and related working capital (the "St. Joe Acquisition") and (ii) a 50% interest in Florida Coast Paper Company, L.L.C. ("Florida Coast"), a limited liability company which owns a linerboard mill located at Port St. Joe, Florida (the "St. Joe Mill"). Stone Container Corporation ("Stone Container", together with the Company, the "Joint Venture Partners") acquired the remaining 50% interest in Florida Coast (Note 5). On May 30, 1996, the Company issued the Notes (Note 4) and warrants valued at $0.6 million and entered into a revolving credit facility which, as amended, provides up to $65.0 million to, in part, finance such transactions.

The St. Joe Acquisition has been accounted for using the purchase method of accounting.

Box USA of New Jersey, Inc. ("New Jersey")

     On August 5, 1996, the Company acquired 490 shares of common stock in New Jersey from Stone Container for $5.5 million. The purchase represented 49% of New Jersey's outstanding shares, increasing the Company's ownership interest to 50%. Since the remaining 50% interest in New Jersey is owned indirectly by the Stockholder, the financial statements of New Jersey are included in the Company's consolidation (Note 11).

Fibre Marketing
     Pursuant to a Limited Liability Company Agreement, dated as of May 24, 1996, the Company acquired a 50% interest in Fibre Marketing Company, L.L.C. ("Fibre Marketing"). The Company made an aggregate capital contribution of $280,000 to Fibre Marketing in August 1996 (Note 11).

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

NOTE 4 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     In connection with the St. Joe Acquisition, the Company issued and sold $170.0 million aggregate principal amount of 12% Senior Secured Notes due 2006 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by Box USA Group, Inc., Four M Paper Corporation, Page Packaging Corporation, Box USA, Inc., and Four M Manufacturing Group of Georgia, Inc., each a direct or indirect wholly owned subsidiary of the Company (collectively, the "Guarantors"). Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to the holders of the Notes. The Notes are not guaranteed by Box USA Paper Corporation, Box USA of Florida, L.P. ("Florida L.P."), Florida Coast, New Jersey or Fibre Marketing Group, L.L.C. (collectively, the "Non-Guarantors"). The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and the Guarantors and Non-Guarantors as of and for the six months ended June 30, 1998:



                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                      Four M             Guarantors       Non-Guarantors      Elimination       Consolidated
                                    Corporation          ----------       --------------        Entries         ------------
                                    -----------                                               -----------
         Current assets.........       $    -              $89,017            $14,219        $        -            $ 103,236
         Investment in
         affiliates.............       (8,171)               5,890                  -             7,971                5,690
         Total assets...........       (8,171)             261,293             29,483             7,971              290,576
         Current liabilities....            -               50,603             10,128                 -               60,731
         Total liabilities......            -              272,692             26,055                 -              298,747
         Stockholder's equity.         (8,171)             (11,399)             3,428             7,971               (8,171)

                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                     Four M         Guarantors        Non-Guarantors       Elimination       Consolidated
                                   Corporation      ----------        --------------         Entries         ------------
                                   -----------                                               -------
         Net sales............       $     -          $220,941           $25,118          $     -              $246,059
         Gross profit.........             -            27,967             3,030                -                30,997
         Income from
         operations...........             -             8,721               969                -                 9,690
         Income(loss) before
         income taxes.........             -            (7,672)              124                -                (7,548)
         Net income (loss) of
         subsidiaries.........       (14,836)                -                 -           14,836                     -
         Net income (loss)....       (14,836)          (14,922)               86           14,836               (14,836)



                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                                Four M        Guarantors     Non-Guarantors    Elimination       Consolidated
                                              Corporation     ----------     --------------      Entries         ------------
                                              -----------                                        -------

           Net cash provided by
           operating activities.......               $  -          $4,746            $ 896            $    -             $5,642

           Net cash provided by (used
           for) investing activities..                  -           6,717              (28)                -              6,689

           Net cash used for financing
           activities.................                  -          (9,617)            (803)                -            (10,420)

                                           ---------------------------------------------------------------------------------------
           Increase in  cash and cash
           equivalents................                  -           1,846               65                 -              1,911

           Cash and cash equivalents,
           beginning of period........                  -           1,745              396                 -              2,141
                                           ---------------------------------------------------------------------------------------
           Cash and cash equivalents, end
           of period..................                  -          $3,591             $461                 -             $4,052
                                           ---------------------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------------------

NOTE 5 - INVESTMENT IN FLORIDA COAST

     In conjunction with the formation of Florida Coast, the Company and Stone Container each invested $5.0 million for a 50% interest in Florida Coast Holding Co., L.L.C. ("Florida Coast Holding"), the holder of all of the member interests in Florida Coast and, Stone Container made a $30.0 million capital contribution to Florida Coast Holding. In addition, the Company and Stone Container have each agreed to provide Florida Coast with up to $10.0 million of subordinated financing, if needed, for general corporate purposes. As of June 30, 1998, the Company had not advanced any loans under the Subordinated Credit Facility (Note
11).

     The Company's investment in Florida Coast Holding is accounted for using the equity method of accounting. The Company did not record its 50% share of Florida Coast's operating results for the six month period ended June 30, 1998 of $(1.8) million since its investment had no carrying value.

     Summarized unaudited income statement information of Florida Coast for the six months ended June 30, 1998 were as follows:




               Summarized Statement of Operations (in thousands):

                                  Six Months
                                    Ended
                                June 30, 1998
------------------------------------------------
    Net sales                      $88,737
    Net operating income             8,321
    Interest expense                11,899
    Net loss                        (3,578)
------------------------------------------------

     Pursuant to an Output Purchase Agreement, the Company and Stone Container have agreed to purchase one-half of the St. Joe Mill's entire linerboard production at a price indexed to market prices but subject to a minimum purchase price. This purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures of the St. Joe Mill. In accounting for the acquisition of the St. Joe Mill, the Company determined that it would be required to pay additional amounts above market price for linerboard and possibly incur other additional costs to fulfill its obligations under the Output Purchase Agreement and accordingly, provided a reserve for such purchases. Pursuant to the Output Purchase Agreement, the Company on August 7, 1998 paid to Florida Coast $0.6 million, which was charged to the reserve (Note 11).

NOTE 6 - INVENTORY

     Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                               June 30,          December 31,
                                1998                 1997
                                ----                 ----
      Raw materials           $22,388              $28,071
      Work-in-process           1,677                1,801
      Finished goods            6,913                7,091
                              -------              -------
                              $30,978              $36,963
                              -------              -------
                              -------              -------

NOTE 7 - ACCRUED LIABILITIES

     Accrued liabilities were approximately $15.5 million at June 30, 1998 and $15.8 million at December 31, 1997, respectively. These amounts include reserves for unfavorable contracts related to the acquisition of the St. Joe Mill (Note
5) and accruals for various items including employee benefits, utilities, interest and plant repairs.

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

     In January 1998, the Company sold its Dallas and Houston corrugating operations for cash of $20.4 million, subject to working capital adjustments, which approximated net book value. Approximately $11.2 million of the proceeds of such sale was put into a collateral account to be utilized pursuant to the terms of the Indenture governing the Notes, and the remainder was used for working capital purposes. As of June 30, 1998, approximately $7.8 million of such proceeds were used for capital expenditures.

NOTE 10- INCOME TAXES

     Deferred income taxes have been adjusted by $7.3 million, in conformity with FASB 109, due to the uncertainty of future short-term profits.

NOTE 11- SUBSEQUENT EVENTS

     On August 7, 1998, the stockholders of the Company entered into a stock purchase agreement (the "Agreement") with Durango Packaging Corporation ("Durango") providing for the purchase by Durango of 100% of the outstanding shares of Common Stock (the "Shares") of the Company. Pursuant to the Agreement, the Stockholder will purchase for $26.3 million all of the Company's interests in Box USA Paper Corporation (the owner of a 50% interest in Florida Coast Holding), New Jersey, Fibre Marketing, Groveton Paperboard, Inc. and the assets of Four M Paper Corporation (the owner of the Ft. Madison
Mill) (the "Extracted Assets"). The Agreement is subject to conditions, including, but not limited to, (i) regulatory approvals, (ii) an agreement with Stone Container to eliminate the Company's obligations under the Output Purchase Agreement and the Subordinated Credit Facility relating to Florida Coast (the "Florida Coast Agreement") and (iii) such other customary and ordinary conditions.

     To facilitate the proposed Florida Coast Agreement, Florida Coast will request from the holders of its 12-3/4% First Mortgage Notes due 2003 (the "Florida Coast Notes") an amendment (the "Amendment") to the indenture under which the Florida Coast Notes were issued to permit the termination of the Output Purchase Agreement and the Subordinated Credit Facility. The Output Purchase Agreement and the Subordinated Credit Facility are agreements
Florida Coast has with the Company and Stone Container (Note 5). In place of the Output Purchase Agreement and the Subordinated Credit Facility, Stone Container is proposing to enter into the Florida Coast Agreement pursuant to which Stone Container will agree to pay directly, or contribute to Florida Coast, the necessary funds to pay, (i) all installments of interest on the Florida Coast Notes as each installment becomes due prior to the final maturity of the Florida Coast Notes and (ii) all payments (other than interest on the Florida Coast Notes) necessary to cover any cash short falls incurred by Florida Coast to operate the St. Joe Mill or, if the St. Joe Mill is shut down, maintain the St. Joe Mill during each shut down period other than as specified in the Florida Coast Agreement. Stone Container would not be obligated or liable for any payments of any kind whatsoever, including, without limitation, the payment of principal on the Florida Coast Notes (whether upon maturity, acceleration or otherwise). In connection with the St. Joe Mill, Durango will provide funds to pay Stone Container a fee for entering into the Florida Coast Agreement.

      On August 16, 1998, Florida Coast will shut down the St. Joe Mill due to economic conditions in the industry. The length of the shut down has not yet been determined. It is expected that the Company and Stone Container will continue to provide the necessary funds for Florida Coast during the shut down. In the event the transactions described above occur, only Stone Container will then continue to fund any shortfall.

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

For Recent Developments with respect to the Company, see Note 11 to Consolidated Financial Statements.

Results of Operations

     The following tables set forth certain consolidated statement of operations data and such data as a percentage of net sales for the periods indicated (Dollars in millions):


                                                     Three Months Ended June 30,
                                                 -----------------------------------
                                                    1998                        1997
                                                 ---------                   -------
                                                 Amount    Percent of          Amount   Percent of
                                                 ------    Net Sales           ------    Net Sales
                                                           ---------                     ---------
Net sales......................................   $123.1     100.0%           $116.1       100.0%
Cost of goods sold.............................   (109.6)    (89.0)            (97.6)      (84.0)
                                                  -------    -------          -------      -------
Gross profit...................................     13.5      11.0              18.5        16.0
Selling, general and
     administrative expenses...................    (11.6)     (9.5)            (11.8)      (10.2)
                                                  -------    -------          -------      -------
Income from operations.........................      1.9       1.5               6.7         5.8
Interest expense...............................     (6.6)     (5.4)             (6.2)       (5.3)
Loss on joint venture contract.................     (3.2)     (2.6)                -           -
Other income (expense).........................     (0.1)        -                 -           -
Income (loss) before provision for
     income taxes and  minority interest.......     (8.0)     (6.5)              0.5         0.5
Provision for income taxes.....................     (7.1)     (5.8)             (0.2)       (0.2)
                                                  -------    -------          -------      -------
Income (loss) before minority interest.........    $(15.1)   (12.3)%           $ 0.3         0.3%
                                                  ------------------------------------------------
                                                  ------------------------------------------------


                                             Six Months Ended June 30,
                                             1998                  1997
                                          ---------               -------
                                            Amount    Percent of   Amount    Percent of
                                            ------    Net Sales    ------    Net Sales
                                                      ----------             ----------

Net sales ..............................   $  246.1    100.0%    $  234.0    100.0%
Cost of goods sold .....................     (215.1)   (87.4)      (196.6)   (84.0)
                                           --------    -----     --------    -----

Gross profit ...........................       31.0     12.6         37.4     16.0
Selling, general and
     administrative expenses ...........      (21.3)    (8.7)       (23.6)   (10.1)
                                           --------    -----     --------    -----

Income from operations .................        9.7      3.9         13.8      5.9
Interest expense .......................      (13.6)    (5.5)       (12.6)    (5.4)
 Loss on joint venture contract ........       (3.2)    (1.3)         --        --
Other income (expense) .................       (0.4)    (0.2)         0.1       --
                                           --------    -----     --------    -----

Income (loss) before provision for
      income taxes and minority interest       (7.5)    (3.1)         1.3      0.5

Provision for income taxes .............       (7.3)    (2.9)        (0.5)    (0.2)
                                           --------    -----     --------    -----

Income (loss) before minority interest .   $  (14.8)    (6.0)%   $    0.8      0.3%
                                           ---------   ------    --------    ------
                                           ---------   ------    --------    ------

     Three Month Period Ended June 30, 1998 Compared to Three Month Period Ended June 30, 1997

          Consolidated net sales of $123.1 million were achieved by the Company for the three months ended June 30, 1998, which represented an increase of 6.0%, from $116.1 million in the three months ended June 30, 1997. Net sales for the Company's converting facilities increased $3.9 million, or 3.4%, to $118.2 million for the three months ended June 30, 1998, from $114.3 million for the three months ended June 30, 1997. The increase in net sales was primarily as a result of the increased average selling prices offset by the decrease in volume resulting from the sale of the Dallas and Houston corrugating operations. Net sales at the Ft. Madison Mill for the three months ended June 30, 1998 were $5.0 million as compared to net sales of $1.8 million for the three months ended June 30, 1997. This increase was primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

          The Company's cost of goods sold, as a percentage of net sales, increased to 89.0% for the three months ended June 30, 1998, from 84.0% for the three months ended June 30, 1997. Cost of goods sold, as a percentage of net sales, at the Company's converting facilities increased to 89.2% for the three months ended June 30, 1998, from 83.7% for the three months ended June 30, 1997. The increases were primarily as a result of the Company's absorption of increased paper prices for both linerboard and corrugating medium. Cost of goods sold, as a percentage of net sales, at the Ft. Madison Mill decreased to 83.7% for the three months ended June 30, 1998, from 125.7% for the three months ended June 30, 1997 primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

          Gross profit decreased $5.0 million, or 2.7%, to $13.5 million for the three months ended June 30, 1998, from $18.5 million for the three months ended June 30, 1997. The Company's gross profit, as a percentage of net sales, for the converting facilities decreased to 10.8% for the three months ended June 30, 1998, from 16.3% for the three months ended June 30, 1997. The decline in gross profit is attributable to the sale of the Company's Dallas and Houston corrugating operations and the resultant reduction in volume. Gross profit (loss) at the Ft. Madison Mill increased to $16.3 million for the three months ended June 30, 1998, from $(25.7) million for the three months ended June 30, 1997 primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

           Selling, general and administrative expenses decreased by $0.2 million for the three months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 9.5% for the three months ended June 30, 1998 compared to 10.2% for the three months ended June 30, 1997.

            As a result of the foregoing factors, income from operations decreased $4.8 million, or 71.6%, for the three months ended June 30, 1998, to $1.9 million from $6.7 million for the three months ended June 30, 1997.

       Interest expense increased $0.4 million, or 6.5%, to $6.6 million for the three months ended June 30, 1998, from $6.2 million for the three months ended June 30, 1997.

     Six Month Period Ended June 30, 1998 Compared to Six Month Period Ended June 30, 1997

              Consolidated net sales of $246.1 million were achieved by the Company for the six months ended June 30, 1998, which represented an increase of 5.2%, from $234.0 million in the six months ended June 30, 1997. Net sales for the Company's converting facilities increased $7.4 million, or 3.2%, to $236.4 million for the six months ended June 30, 1998, from $229.0 million for the six months ended June 30, 1997. The increase in net sales was primarily as a result of the increased average selling prices offset by the decrease in volume resulting from the sale of the Dallas and Houston corrugating operations. Net sales at the Ft. Madison Mill for the six months ended June 30, 1998 were $9.6 million as compared to net sales of $5.0 million for the six months ended June 30, 1997. The increase was primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

          The Company's cost of good sold, as a percentage of net sales, increased to 87.4% for the six months ended June 30, 1998, from 84.0% for the six months ended June 30, 1997. Cost of goods sold, as a percentage of net sales, at the Company's converting facilities increased to 87.5% for the six months ended June 30, 1998, from 83.4% for the six months ended June 30, 1997. The increases were primarily as a result of the Company's absorption of increased paper prices for both linerboard and corrugating medium. Cost of goods sold, as a percentage of net sales, at the Ft. Madison Mill decreased to 84.7% for the six months ended June 30, 1998, from 121.0% for the six months ended June 30, 1997 primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

          Gross profit decreased $6.4 million, or 17.1%, to $31.0 million for the six months ended June 30, 1998, from $37.4 million for the six months ended June 30, 1997. The Company's gross profit, as a percentage of net sales, for the converting facilities decreased to 12.5% for the six months ended June 30, 1998, from 16.6% for the six months ended June 30, 1997. The decline in gross profit is attributable to the sale of the Company's Dallas and Houston corrugating operations and the resultant reduction in volume. Gross profit (loss) at the Ft. Madison Mill increased to $15.3 million for the six months ended June 30, 1998 from $(21.0) million for the six months ended June 30, 1997 primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

  As a result of the foregoing factors, income from operations decreased $4.1 million, or 29.7%, for the six months ended June 30, 1998, to $9.7 million from $13.8 million for the six months ended June 30, 1997.

          Interest expense increased $1.0 million, or 7.9%, to $13.6 million for the six months ended June 30, 1998, from $12.6 million for the six months ended June 30, 1997.

  Liquidity and Capital Resources

          Historically, the Company has relied on cash flows from operations and bank borrowings to finance its working capital requirements and capital expenditures.

           Net cash provided by operating activities for the six months ended June 30, 1998 was $5.6 million compared to net cash provided by operating activities of $2.1 million for the six months ended June 30, 1997. Cash provided by operating activities for the six months ended June 30, 1998 was driven by a recovery of income taxes of $6.9 million, a $6.0 million decrease in inventory, and a $7.3 million decrease in deferred taxes which was offset by net loss of $14.8 million and a $6.9 million decrease in accounts payable and accrued liabilities.

          Net cash provided by investing activities was $6.7 million for the six months ended June 30, 1998 compared to net cash used for investing activities of $8.4 million for the six months ended June 30, 1997. This difference was primarily due to the sale of fixed assets from the Company's Dallas and Houston corrugating operations.

          Net cash used for financing activities was $10.4 million for the six months ended June 30, 1998 compared to net cash provided by financing activities of $5.1 million for the six months ended June 30, 1997. This difference was primarily due to the sale of Dallas and Houston corrugating operations.

           Capital expenditures for the six months ended June 30, 1998 were $8.5 million as compared to $11.1 million for the six months ended June 30, 1997. The Company plans to spend approximately $12.7 million in 1998 on capital expenditures which will be financed through a trust account pursuant to the terms of the Indenture governing the Notes.

          On May 30, 1996, the Company established a Credit Facility to finance the Company's working capital needs. The Credit Facility will mature in 2001 and initially provided total borrowing of up to $80.0 million on a revolving basis, subject to borrowing base limitations, and a requirement that unused borrowing base availability must be at least $5.0 million. Effective December 5, 1997, the Credit Facility was modified, so as to among other things, (i) reduce, per the Company's request, the borrowing capacity from $80.0 million to $65.0 million; (ii) modify the base borrowing interest rate from the lender's prime rate plus .5% to a sliding scale rate, based on performance, of the lender's prime rate plus .5% to 1.0%; and (iii) reduce the minimum unused borrowing base availability to $1.0 million, increasing on December 31, 1998 to $5.0 million. On May 11, 1998, the Credit Facility was amended, and Fibre Marketing was made an additional borrower hereunder. The Company has received waivers from NationsBank waiving the Company's compliance with certain financial covenants as of June 30, 1998. On August 1, 1998, the Company had unused borrowing capacity of approximately $8.5 million under the Credit Facility.

          Pursuant to the Subordinated Credit Facility, the Company will provide, if needed, Florida Coast with up to $10.0 million of subordinated indebtedness on a revolving credit basis. As of June 30, 1998, the Company had not advanced any loans under the Subordinated Credit Facility. Pursuant to the Output Purchase Agreement, the Company on August 7, 1998 paid to Florida Coast $0.6 million, which was charged to the reserve. See Note 11 to Consolidated Financial Statements.

          Although there can be no assurance, the Company believes that cash generated by operations together with amounts available under the Credit Facility, will be sufficient to meet its debt service requirements and working capital needs through the end of 1998.

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

          On July 19, 1996, a civil action was filed in the Superior Court of Fulton County, Georgia (the "Suit") by Sid Dunken, individually and on behalf of D&M Partnership, a purported Georgia partnership, against the Company, Box USA Group Inc., Four M Manufacturing Group of Georgia, Inc. and Dennis Mehiel. The complaint alleges that Dunken is entitled to an equity interest in the Company or in the alternative, $150.0 million in compensatory damages, as well as punitive damages and attorneys' fees. On September 23, 1996, the Company filed an answer in response to the complaint. The Company believes the Suit is without merit. The Company intends to defend against the Suit vigorously and believes it has adequate defenses. Discovery is substantially completed, and the Company expects the trial to commence in the latter part of 1998 or early part of 1999. There can be no assurance that the outcome of the Suit will not be adverse to the Company.

  Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits
  ----------------

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

  4.3           Registration  Rights  Agreement,  dated as of May 30, 1996,  among the Company, the Guarantors and Bear, Stearns & Co. Inc. (the "Initial Purchaser").

  4.4           Security  Agreement,  dated as of May 30,  1996,  between  the  Company and the
                Trustee.

  4.5           Subsidiary Security  Agreement,  dated as of May 30, 1996, among the Guarantors and the Trustee.

  4.6           Contribution  Agreement,  dated as of May 30,  1996,  among  the  Company,  the
                Guarantors and the Trustee.

  4.7           Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors..

  4.8           Drop  Down  Notes  Security  Agreement,  dated as of May 30,  1996,  among  the
                Guarantors and the Company.

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

  10.3          Subordinated  Credit  Agreement,  dated as of May 30, 1996,  among the Company,
                Florida Coast and Stone.

  10.4          Environmental  Indemnity  Agreement,  dated  as of May 30,  1996,  between  the
                Company and Florida Coast.

  10.5          Stock  Appreciation  Unit Plan of the Company,  dated as of August 1, 1992, and
                Amendment No. 1 thereto, dated as of August 1, 1995.

  10.6          Subordination,  Nondisturbance  and Attornment  Agreement,  dated as of May 30,
                1996,  between the Norwest Bank Minnesota,  National  Association,  and Box USA
                Group, Inc.

  10.7          First  Amendment to Financing and Security  Agreement and  Additional  Borrower
                Joinder  Supplement  dated as of February  28,  1997,  among the  Company,  the
                Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.

  10.8          Second Amendment to Finance and Security Agreement.

  10.9          Third Amendment to Finance and Security Agreement.

  10.10         Fourth Amendment to Finance and Security Agreement.

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


                    FOUR M CORPORATION


                    By: /s/ Chris Mehiel
                       -------------------------------------------------
                    Chris Mehiel

                    Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                    Date: August 14, 1998


                    FOUR M PAPER CORPORATION

                    By: /s/ Chris Mehiel
                       -------------------------------------------------
                    Chris Mehiel
                    Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                    Date: August 14, 1998


                    BOX USA GROUP, INC.


                    By: /s/ Chris Mehiel
                       -------------------------------------------------
                    Chris Mehiel
                    Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                    Date: August 14, 1998


                    PAGE PACKAGING CORPORATION


                    By: /s/ Chris Mehiel
                       -------------------------------------------------
                    Chris Mehiel
                    Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                    Date: August 14, 1998

                    BOX USA, INC.


                    By: /s/ Chris Mehiel
                       -------------------------------------------------
                    Chris Mehiel
                    Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                    Date: August 14, 1998


                    FOUR M MANUFACTURING GROUP OF GEORGIA, INC.


                    By: /s/ Chris Mehiel
                       -------------------------------------------------
                    Chris Mehiel
                    Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
                    Date:  August 14, 1998