Form 10-Q
period 1998-09-30
FOUR M CORP
filed 1998-11-17
CIK 1018219

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                    ---------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                       OR

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

                                   -----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 1, 1998, the registrant had 6,815,867 shares of Common Stock outstanding.

                               FOUR M CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I - Financial Information

Item 1. Financial Statements (Unaudited):                                   Page

            Consolidated Balance Sheets as of September 30, 1998 and
            December 31, 1997 (audited)                                        1

            Consolidated Statements of Operations for the three and
            nine months ended September 30, 1998 and 1997                      2

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997                                  3

            Notes to Consolidated Financial Statements                         4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

Part II - Other Information

Item 1. Legal Proceedings                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    16

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

                       FOUR M CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------
                                                                September 30, 1998  December 31, 1997
                                                                   (unaudited)          (audited)
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $   5,572           $  2,025
    Restricted cash (Note 9)                                              679                116
    Accounts receivable, less allowance for doubtful
    accounts of $2,513 and $2,727                                      56,326             55,209
    Inventories (Note 6)                                               30,499             36,963
    Income taxes recoverable                                               --              6,900
    Notes, advances and other receivables                               1,508              2,638
    Deferred income taxes (Note 10)                                        --             16,654
-----------------------------------------------------------------------------------------------------
        Total current assets                                           94,584            120,505
Property, plant and equipment, net of accumulated depreciation        167,419            181,549
Other assets                                                           16,065             16,399
Goodwill and other intangibles, net of accumulated amortization         4,060              4,321
Deferred income taxes (Note 10)                                         9,304                 --
-----------------------------------------------------------------------------------------------------
                                                                    $ 291,432           $322,774
                                                                    =========           ========
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                                                $  39,440           $ 48,237
    Accrued liabilities (Note 7)                                       21,223             15,769
    Current maturities of long-term debt and subordinated debt          3,539              3,303
    Credit Facility (Note 11)                                          33,287                 --
-----------------------------------------------------------------------------------------------------
        Total current liabilities                                      97,489             67,309

Long-term debt, less current maturities                               192,809            235,354
Subordinated debt, less current maturities                              2,015              1,969
Deferred income taxes                                                   9,304              9,404
Minority interest                                                       1,401              1,508
Other liabilities                                                         411                565
-----------------------------------------------------------------------------------------------------
    Total liabilities                                                 303,429            316,109
-----------------------------------------------------------------------------------------------------
Stockholder's equity:
    Common stock, par value $.125: Authorized shares -
    10,000,000; shares issued 7,229,770, and
    outstanding 6,815,867                                                 904                904
Additional paid-in capital                                                717                717
Retained earnings                                                     (12,656)             6,006
-----------------------------------------------------------------------------------------------------
                                                                      (11,035)             7,627
Less treasury stock, at cost (413,903 shares)                             962                962
-----------------------------------------------------------------------------------------------------
    Total stockholder's equity                                        (11,997)             6,665
-----------------------------------------------------------------------------------------------------
                                                                    $ 291,432           $322,774
                                                                    =========           ========

The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------------------------------------
                                            Three months ended September 30,   Nine months ended September 30,
                                            ------------------------------------------------------------------
                                                  1998            1997              1998            1997
--------------------------------------------------------------------------------------------------------------
Net sales                                      $ 121,335       $ 113,992         $ 367,394       $ 348,017
Cost of goods sold                               108,913         103,569           323,975         300,201
--------------------------------------------------------------------------------------------------------------
    Gross profit                                  12,422          10,423            43,419          47,816
--------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses       7,479          13,376            28,786          36,934
Other expenses due to plant closing                   --           2,800                --           2,800
--------------------------------------------------------------------------------------------------------------
    Income (loss) from operations                  4,943          (5,753)           14,633           8,082
Other income (expense):
    Interest expense                              (6,799)         (6,653)          (20,370)        (19,277)
    Loss on joint venture contract                (1,803)         (6,000)           (5,003)         (6,000)
    Other income (expense)                          (313)             --              (780)             85
--------------------------------------------------------------------------------------------------------------

    Loss before provision for                     (3,972)        (18,406)          (11,520)        (17,110)
     income taxes and minority interest

Provision (benefit) for income taxes (Note10)         --          (7,681)            7,250          (7,145)
--------------------------------------------------------------------------------------------------------------
    Loss before minority interest                 (3,972)        (10,725)          (18,770)         (9,965)
Minority interest                                    145              94               107              (9)
--------------------------------------------------------------------------------------------------------------
    Net loss                                   $  (3,827)      $ (10,631)        $ (18,663)      $  (9,974)
                                               =========       =========         =========       =========
--------------------------------------------------------------------------------------------------------------

The accompanying footnotes are an integral part of these financial statements.

                       FOUR M CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

----------------------------------------------------------------------------------------
                                                         Nine months ended September 30,
                                                         -------------------------------
                                                               1998        1997
----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                     $(18,663)  $ (9,974)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities
    Depreciation and amortization                              12,271     11,015
    Allowance for doubtful accounts                              (214)     1,239
    Non-cash interest expense                                      46         52
    Deferred income taxes                                       7,250      2,981
    Loss on sale of fixed assets                                  780        134
Change in assets and liabilities:
    Accounts, advances, notes, and other receivables             (903)    (1,864)
    Inventories                                                 6,464      2,022
    Income taxes recoverable (payable)                          6,900     (6,090)
    Other assets, net of other liabilities                      1,140     (2,515)
    Accounts payable and accrued liabilities                   (3,343)      (609)
----------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities           11,728     (3,609)
----------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                      (11,860)   (17,959)
    Proceeds from sale of fixed assets                            790      3,091
    Sale of fixed assets of Dallas and Houston facilities      14,392         --
----------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities            3,322    (14,868)
----------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net borrowings (repayments) under revolving                (7,453)    15,077
     credit agreements
    Secured term, mortgage, equipment and                          82      2,777
     other borrowings
    Repayment of long-term debt                                (3,569)    (1,808)
----------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities          (10,940)    16,046
----------------------------------------------------------------------------------------

Cash, cash equivalents and restricted cash:
    Increase (decrease) in cash, cash equivalents and           4,110     (2,431)
     restricted cash
    Cash and cash equivalents, beginning of period              2,025      2,431
    Restricted cash, beginning of period                          116         --
----------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period                 $  5,572   $     --
                                                             ========   ========
    Restricted cash, end of period                           $    679   $     --
                                                             ========   ========
----------------------------------------------------------------------------------------
Supplemental cash flow information:
    Cash paid during the period for:
        Interest                                             $ 14,499   $ 13,649
        Income taxes                                         $    243   $ (1,047)
----------------------------------------------------------------------------------------

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

      In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results for interim periods. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto contained in the Four M Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

St. Joe Container Company

      On May 30, 1996, the Company acquired (i) substantially all of the assets of St. Joe Container Company, which consisted primarily of 16 converting facilities and related working capital (the "St. Joe Acquisition") and (ii) a 50% interest in Florida Coast Paper Company, L.L.C. ("Florida Coast"), a limited liability company which owns a linerboard mill located at Port St. Joe, Florida (the "St. Joe Mill"). Stone Container Corporation ("Stone Container", together with the Company, the "Joint Venture Partners") acquired the remaining 50% interest in Florida Coast (Note 5). On May 30, 1996, the Company issued the Notes (Note 4) and warrants valued at $0.6 million and entered into a revolving credit facility to, in part, finance such transactions.

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

NOTE 4 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      In connection with the St. Joe Acquisition, the Company issued and sold $170.0 million aggregate principal amount of 12% Senior Secured Notes due 2006 (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by Box USA Group, Inc., Four M Paper Corporation, Page Packaging Corporation, Box USA, Inc., and Four M Manufacturing Group of Georgia, Inc., each a direct or indirect wholly owned subsidiary of the Company (collectively, the "Guarantors"). Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to the holders of the Notes. The Notes are not guaranteed by Box USA Paper Corporation, Box USA of Florida, L.P. ("Florida L.P."), Florida Coast, New Jersey or Fibre Marketing Group, L.L.C. (collectively, the "Non-Guarantors"). The following are unaudited condensed consolidating financial statements regarding the Company (on a stand-alone basis and on a consolidated basis) and the Guarantors and Non-Guarantors as of and for the nine months ended September 30, 1998:

                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                              Four M                                 Elimination
                            Corporation  Guarantors  Non-Guarantors    Entries    Consolidated
                            -----------  ----------  --------------    -------    ------------
Current assets ............  $     --     $  81,515     $13,069        $    --     $  94,584
Investment in affiliates ..   (11,997)        5,890          --         11,797         5,690
Total assets ..............   (11,997)      263,702      27,930         11,797       291,432
Current liabilities .......        --        88,755       8,734             --        97,489
Total liabilities .........        --       278,482      24,947             --       303,429
Stockholder's equity ......   (11,997)      (14,780)      2,983         11,797       (11,997)

                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                              Four M                                 Elimination
                            Corporation  Guarantors  Non-Guarantors    Entries    Consolidated
                            -----------  ----------  --------------    -------    ------------
Net sales .................  $     --     $ 329,274     $ 38,120       $    --     $ 367,394
Gross profit ..............        --        39,477        3,942            --        43,419
Income from operations ....        --        13,746          887            --        14,633
Loss before income taxes ..        --       (11,161)        (359)           --       (11,520)
Net income (loss) of
subsidiaries ..............   (18,663)           --           --        18,663            --
Net income (loss) .........   (18,663)      (18,411)        (252)       18,663       (18,663)

                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                  Four M                                 Elimination
                                Corporation  Guarantors  Non-Guarantors    Entries    Consolidated
                                -----------  ----------  --------------    -------    ------------
Net cash provided by
operating activities ..........   $  --       $ 11,384      $ 344          $  --       $ 11,728

Net cash provided by (used
for) investing activities .....      --          3,350        (28)            --          3,322

Net cash used for financing
activities ....................      --        (10,463)      (477)            --        (10,940)
                                  ----------------------------------------------------------------

Increase (decrease) in cash
and cash equivalents ..........      --          4,271       (161)            --          4,110

Cash and cash equivalents,
beginning of period ...........      --          1,745        396             --          2,141
                                  ----------------------------------------------------------------

Cash and cash equivalents, end
of period .....................      --       $  6,016      $ 235             --       $  6,251
                                  ================================================================

NOTE 5 - INVESTMENT IN FLORIDA COAST

      In conjunction with the formation of Florida Coast, the Company and Stone Container each invested $5.0 million for a 50% interest in Florida Coast Holding Co., L.L.C. ("Florida Coast Holding"), the holder of all of the member interests in Florida Coast and, Stone Container made a $30.0 million capital contribution to Florida Coast Holding. In addition, the Company and Stone Container have each agreed to provide Florida Coast with up to $10.0 million of subordinated financing, if needed, for general corporate purposes. As of September 30, 1998, the Company had not advanced any loans under the Subordinated Credit Facility.

      The Company's investment in Florida Coast Holding is accounted for using the equity method of accounting. The Company did not record its 50% share of Florida Coast's operating results for the nine month period ended September 30, 1998 of $(4.9) million since its investment had no carrying value.

      Summarized unaudited income statement information of Florida Coast for the nine months ended September 30, 1998 were as follows:

               Summarized Statement of Operations (in thousands):
                                                                  Nine Months
                                                                     Ended
                                                              September 30, 1998
--------------------------------------------------------------------------------
Net sales                                                         $ 114,116
Net operating income                                                  8,103
Interest expense                                                     17,816
Net loss                                                             (9,713)
--------------------------------------------------------------------------------

      Pursuant to an Output Purchase Agreement, the Company and Stone Container have agreed to purchase one-half of the St. Joe Mill's entire linerboard production at a price indexed to market prices but subject to a minimum purchase price. This purchase price is intended to generate sufficient funds to cover cash operating costs, cash interest expense and maintenance capital expenditures of the St. Joe Mill. In accounting for the acquisition of the St. Joe Mill, the Company determined that it would be required to pay additional amounts above market price for linerboard and possibly incur other additional costs to fulfill its obligations under the Output Purchase Agreement and accordingly, provided a reserve for such purchases (Note 7).

      For 1998, Stone Container and the Company have each agreed to fund 50% of any purchase price adjustments required pursuant to the Output Purchase Agreement up to $600,000 each month on a cumulative basis. Stone Container has agreed to fund 100% of any excess amounts, including the Company's portion, through the end of 1998. Fifty percent of such excess amounts are due and payable by the Company to Stone Container no later than March 31, 1999. At September 30, 1998, the Company had reserved $1.2 million to reflect its outstanding obligations under the Output Purchase Agreement and $3.1 million to reflect excess amounts funded by Stone Container, on behalf of the Company, in connection with the Output Purchase Agreement.

NOTE 6 - INVENTORY

      Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                    September 30,   December 31,
                                                        1998            1997
                                                        ----            ----
Raw materials                                         $22,650         $28,071
Work-in-process                                         1,472           1,801
Finished goods                                          6,377           7,091
                                                        -----           -----
                                                      $30,499         $36,963
                                                      =======         =======

NOTE 7 - ACCRUED LIABILITIES

      Accrued liabilities were approximately $21.2 million at September 30, 1998 and $15.8 million at December 31, 1997, respectively. These amounts include reserves for unfavorable contracts (Note 5) and accruals for various items including employee benefits, utilities, interest and plant repairs. Accrued liabilities increased from June 30, 1998 to September 30, 1998 primarily due to the interest accrual of $5.1 million on the Notes.

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

      On August 16, 1998, Florida Coast shut down the St. Joe Mill due to economic conditions in the industry. The length of the shut down has not yet been determined. During the period of the shut down, the Company remains subject to the terms of the Output Purchase Agreement (Note 5).

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

      In January 1998, the Company sold its Dallas and Houston corrugating operations for cash of $20.4 million, subject to working capital adjustments, which approximated net book value. Approximately $11.2 million of the proceeds of such sale was put into a collateral account to be utilized pursuant to the terms of the Indenture governing the Notes, and the remainder was used for working capital purposes. As of September 30, 1998, approximately $10.5 million of such proceeds were used for capital expenditures.

NOTE 10 - INCOME TAXES

      Deferred income taxes have been adjusted by $7.3 million, in conformity with FASB 109, due to the uncertainty of future short-term profits. As a result of this uncertainty, the Company has reclassified $9.3 million of current deferred income taxes to long-term.

NOTE 11 - LONG-TERM DEBT

      The Company has a Credit Facility to finance the Company's working capital needs. As of September 30, 1998, the Company has reclassified $33.3 million of long-term debt to current. because it was not in compliance with certain of the financial covenants contained in the Credit Facility and as a result is in default. The lender has offered to waive such non-compliance under terms and conditions which are not satisfactory to the Company. No assurance can be given that the Company will be able to obtain the necessary waivers from the lender on terms and conditions satisfactory to the Company. As of November 16, 1998, the amount outstanding under the Credit Facility was $25.5 million.

NOTE 12 - SUBSEQUENT EVENTS

      On August 7, 1998, the stockholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 100% of the outstanding shares of common stock of the Company. On October 27, 1998, the Stock Purchase Agreement was cancelled.

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

Recent Developments

      On August 7, 1998, the stockholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 100% of the outstanding shares of common stock of the Company. On October 27, 1998, the Stock Purchase Agreement was cancelled.

      As of September 30, 1998 the company has reclassified 33.3 million dollars of long term debt to current because it was not in compliance with certain of the financial covenants contained in the Credit Facility and as a result is in default. The lender has offered to waive such non-compliance under terms and conditions which are not satisfactory to the Company. No assurance can be given that the Company will be able to obtain the necessary waivers from the lender on terms and conditions satisfactory to the Company. As of November 16, 1998, the amount outstanding under the Credit Facility was $25.5 million.

Results of Operations

      The following tables set forth certain consolidated statement of operations data and such data as a percentage of net sales for the periods indicated (Dollars in millions):

                                            Three Months Ended September 30,
                                            --------------------------------
                                              1998                 1997
                                              ----                 ----
                                                 Percent of           Percent of
                                        Amount   Net Sales   Amount   Net Sales
                                        ------   ----------  ------   ----------

Net sales ...........................  $  121.3    100.0%   $  114.0     100.0%
Cost of goods sold ..................    (108.9)   (89.8)     (103.6)    (90.9)
                                       --------    -----    --------     -----
Gross profit ........................      12.4     10.2        10.4       9.1
Selling, general and
  administrative expenses ...........      (7.5)    (6.2)      (13.4)    (11.7)
Other expenses due to plant closings         --       --        (2.8)     (2.5)
                                       --------    -----    --------     -----
Income (loss) from operations .......       4.9      4.0        (5.8)     (5.1)
Interest expense ....................      (6.8)    (5.6)       (6.6)     (5.8)
Loss on joint venture contract ......      (1.8)    (1.5)       (6.0)     (5.3)
Other expense .......................      (0.3)    (0.1)         --        --
                                       --------    -----    --------     -----
Loss before benefit for
  income taxes and  minority interest      (4.0)    (3.2)      (18.4)    (16.2)
Benefit for income taxes ............        --       --         7.7       6.8
                                       --------    -----    --------     -----
Loss before minority interest .......  $   (4.0)    (3.2)%  $  (10.7)     (9.4)%
                                       ========================================

                                            Nine Months Ended September 30,
                                            -------------------------------
                                              1998                 1997
                                              ----                 ----
                                                 Percent of           Percent of
                                        Amount   Net Sales   Amount   Net Sales
                                        ------   ----------  ------   ----------

Net sales ...........................  $  367.4    100.0%   $  348.0     100.0%
Cost of goods sold ..................    (324.0)   (88.2)     (300.2)    (86.3)
                                       --------    -----    --------     -----
Gross profit ........................      43.4     11.8        47.8      13.7
Selling, general and
  administrative expenses ...........     (28.8)    (7.8)      (36.9)    (10.6)
Other expenses due to plant closings         --       --        (2.8)     (0.8)
                                       --------    -----    --------     -----
Income from operations ..............      14.6      4.0         8.1       2.3
Interest expense ....................     (20.4)    (5.6)      (19.3)     (5.5)
Loss on joint venture contract ......      (5.0)    (1.4)       (6.0)     (1.7)
Other income (expense) ..............      (0.8)    (0.2)        0.1        --
                                       --------    -----    --------     -----
Loss before benefit (provision) for
  income taxes and minority interest      (11.6)    (3.2)      (17.1)     (4.9)
Benefit (provision) for income
  taxes .............................      (7.2)    (2.0)        7.1       2.0
                                       --------    -----    --------     -----
Loss before minority interest .......  $  (18.8)    (5.2)%  $  (10.0)     (2.9)%
                                      =========================================

Three Month Period Ended September 30, 1998 Compared to Three Month Period Ended
                               September 30, 1997

      Consolidated net sales of $121.3 million were achieved by the Company for the three months ended September 30, 1998, which represented an increase of 6.4%, from $114.0 million in the three months ended September 30, 1997. Net sales for the Company's converting facilities increased $6.2 million, or 5.6%, to $117.1 million for the three months ended September 30, 1998 from $110.9 million for the three months ended September 30, 1997. The increase in net sales was primarily as a result of the increased average selling prices offset by the decrease in volume resulting from the sale of the Dallas and Houston corrugating operations. Net sales at the Ft. Madison Mill for the three months ended September 30, 1998 were $4.2 million as compared to net sales of $3.1 million for the three months ended September 30, 1997. This increase was primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

      The Company's cost of goods sold, as a percentage of net sales, remained relatively unchanged. Cost of goods sold, as a percentage of net sales, at the Company's converting facilities remained relatively unchanged. Cost of goods sold, as a percentage of net sales, at the Ft. Madison Mill decreased to 89.9% for the three months ended September 30, 1998, from 113.5% for the three months ended September 30, 1997 primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

      Gross profit increased $2.0 million, or 19.2%, to $12.4 million for the three months ended September 30, 1998 from $10.4 million for the three months ended September 30, 1997. The Company's gross profit, as a percentage of net sales, for the converting facilities increased to 10.2% for the three months ended September 30, 1998 from 9.8% for the three months ended September 30, 1997. Gross profit (loss) at the Ft. Madison Mill increased to $0.4 million for the three months ended September 30, 1998 from $(0.4) million for the three months ended September 30, 1997 primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

      Selling, general and administrative expenses decreased by $5.9 million for the three months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 6.2% for the three months ended September 30, 1998 compared to 11.7% for the three months ended September 30, 1997.

      As a result of the foregoing factors, income from operations increased $10.7 million, or 184.5%, for the three months ended September 30, 1998, to $4.9 million from $(5.8) million for the three months ended September 30, 1997.

      Interest expense increased $0.2 million, or 2.9%, to $6.8 million for the three months ended September 30, 1998, from $6.6 million for the three months ended September 30, 1997.

 Nine Month Period Ended September 30, 1998 Compared to Nine Month Period Ended
                               September 30, 1997

      Consolidated net sales of $367.4 million were achieved by the Company for the nine months ended September 30, 1998, which represented an increase of 5.6%, from $348.0 million in the nine months ended September 30, 1997. Net sales for the Company's converting facilities increased $13.6 million, or 4.0%, to $353.5 million for the nine months ended September 30, 1998 from $339.9 million for the nine months ended September 30, 1997. The increase in net sales was primarily as a result of the increased average selling prices offset by the decrease in volume resulting from the sale of the Dallas and Houston corrugating operations. Net sales at the Ft. Madison Mill for the nine months ended September 30, 1998 were $13.9 million as compared to net sales of $8.2 million for the nine months ended September 30, 1997. The increase was primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

      The Company's cost of good sold, as a percentage of net sales, increased to 88.2% for the nine months ended September 30, 1998 from 86.3% for the nine months ended September 30, 1997. Cost of goods sold, as a percentage of net sales, at the Company's converting facilities increased to 88.3% for the nine months ended September 30, 1998 from 85.5% for the nine months ended September 30, 1997. The increases were primarily as a result of the Company's absorption of increased paper prices for both linerboard and corrugating medium. Cost of goods sold, as a percentage of net sales, at the Ft. Madison Mill decreased to 86.3% for the nine months ended September 30, 1998 from 118.2% for the nine months ended September 30, 1997 primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

      Gross profit decreased $4.4 million, or 9.2%, to $43.4 million for the nine months ended September 30, 1998 from $47.8 million for the nine months ended September 30, 1997. The Company's gross profit, as a percentage of net sales, for the converting facilities decreased to 11.7% for the nine months ended September 30, 1998 from 14.5% for the nine months ended September 30, 1997. The decline in gross profit is attributable to the sale of the Company's Dallas and Houston corrugating operations and the resultant reduction in volume. Gross profit at the Ft. Madison Mill increased to $1.9 million for the nine months ended September 30, 1998 from $(1.5) million for the nine months ended September 30, 1997 primarily as a result of the Ft. Madison Mill resuming full production in September 1997 and the increased selling price per ton of corrugating medium in 1998.

      Selling, general and administrative expenses decreased by $8.1 million for the nine months end September 30, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 7.8% for the nine months ended September 30, 1998 compared to 10.6% for the nine months ended September 30, 1997.

      As a result of the foregoing factors, income from operations increased $6.5 million, or 80.2%, for the nine months ended September 30, 1998, to $14.6 million from $8.1 million for the nine months ended September 30, 1997.

      Interest expense increased $1.1 million, or 5.7%, to $20.4 million for the nine months ended September 30, 1998, from $19.3 million for the nine months ended September 30, 1997.

Liquidity and Capital Resources

      Historically, the Company has relied on cash flows from operations and bank borrowings to finance its working capital requirements and capital expenditures.

      Net cash provided by operating activities for the nine months ended September 30, 1998 was $11.7 million compared to net cash used for operating activities of $3.6 million for the nine months ended September 30, 1997. Cash provided by operating activities for the nine months ended September 30, 1998 was driven by a recovery of income taxes of $6.9 million, a $6.5 million decrease in inventory, and a $7.3 million decrease in deferred taxes which was offset by net loss of $(18.7) million and a $(3.3) million decrease in accounts payable and accrued liabilities.

      Net cash provided by investing activities was $3.3 million for the nine months ended September 30, 1998 compared to net cash used for investing activities of $14.9 million for the nine months ended September 30, 1997. This difference was primarily due to the sale of fixed assets from the Company's Dallas and Houston corrugating operations.

      Net cash used for financing activities was $10.9 million for the nine months ended September 30, 1998 compared to net cash provided by financing activities of $16.0 million for the nine months ended September 30, 1997. This difference was primarily due to the sale of Dallas and Houston corrugating operations.

      Capital expenditures for the nine months ended September 30, 1998 were $11.9 million as compared to $18.0 million for the nine months ended September 30, 1997. The Company plans to spend approximately $14.2 million in 1998 on capital expenditures the majority of will be financed through an escrow account maintained pursuant to the terms of the Indenture governing the Notes.

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

      The Company is not in compliance with certain of the financial covenants contained in the Credit Facility and as a result is in default. The lender has offered to waive such non-compliance under terms and conditions which are not satisfactory to the Company. No assurance can be given that the Company will be able to obtain the necessary waivers from the lender on terms and conditions satisfactory to the Company. As of November 16, 1998, the amount outstanding under the Credit Facility was $25.5 million. On November 1, 1998, the Company had unused borrowing capacity of approximately $11.1 million under the Credit Facility (Note 11).

      As of September 30, 1998 the company has reclassified 33.3 million dollars of long term debt to current because it was not in compliance with certain of the financial covenants contained in the Credit Facility and as a result is in default.

      Pursuant to the Subordinated Credit Facility, the Company will provide, if needed, Florida Coast with up to $10.0 million of subordinated indebtedness on a revolving credit basis. As of September 30, 1998, the Company had not advanced any loans under the Subordinated Credit Facility.

      In light of the impact of the Output Purchase Agreement, default under the Credit Facility and current market conditions, among other things, there can be no assurance that cash generated by operations together with amounts available under the Credit Facility, will be sufficient to meet the Company's obligations in connection with the Output Purchase Agreement, the Company's debt service requirements and working capital needs through September 30, 1999.

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

      The operations of the St. Joe Mill are subject to extensive and changing environmental regulation by federal, state and local authorities. Significant capital expenditures have been made in the past to comply with water, air and solid and hazardous waste regulations at the St. Joe Mill. The St. Joe Mill expects to make significant expenditures in the future. Capital expenditures by the St. Joe Mill for environmental control equipment was approximately $0.2 million in Fiscal 1997 and is budgeted to be approximately $1.0 million in Fiscal 1998. In November 1997, the EPA issued its final rules, informally known as the "cluster rules", which are more stringent than the existing requirements for discharge of wastewaters under the Clean Water Act and impose new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Although the final rules are less stringent, in some respects, than as initially proposed, the Company currently believes that the St. Joe Mill will be required to make capital expenditures of approximately $30.0 million during the period of 1998 through 2005 in order to meet the requirements of the new regulations. The Joint Venture Partners may determine that, under the final regulations, the costs associated with the production of mottled white linerboard are prohibitive and could therefore discontinue its production. If the Joint Venture Partners determine to discontinue the production of mottled white linerboard, the Company estimates the capital spending that would be required to comply with the regulations would be approximately $9.0 million. Because of the current higher margins associated with mottled white linerboard, in the event the Joint Venture Partners discontinue the production of mottled white linerboard, Florida Coast's revenues and profit margins would decrease.

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

Year 2000

      Many of the Company's computer systems may be unable to process dates beyond December 31, 1999. This could result in system failures or miscalculations which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has implemented a Year 2000 compliance program intended to identify the programs and infrastructures that could be effected by Year 2000 issues and resolve the problems that are identified on a timely basis.

      The Company has completed the assessment phase, in which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment the Company uses as well as equipment that interfaces with vendors and other third parties. The Company has completed the upgrade for its central software application which handles all billing, order entry, general ledger detail, all sub-ledger activities and aging reports, as well as production reporting, cost system estimating and inventory. All of these areas became Year 2000 compliant in

August 1998. Add on applications used for the presentation of financial statements and Payroll/HR reporting are currently being upgraded by both respective vendors and are expected to be Year 2000 compliant by June 1999. Year 2000 issues with respect to manufacturing equipment at certain of the Company's facilities, such as scheduling logic within such equipment and alarm systems, have been identified. These items are expected to be Year 2000 compliant prior to June 1999. The Company believes that these changes are insignificant to the ongoing performance of the equipment or the Company's ability to meet its commitments. Furthermore, in the event the Company is unable to meet certain key operational dates, the Company believes its systems that are already Year 2000 compliant, as well as temporary solutions to systems that are currently in place, and manual procedures would allow the Company to ship product to customers and engage in other critical business functions.

      The Company estimates the total cost of its Year 2000 program, including Fiscal 1998 spending, to be immaterial and will be funded from operations. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that it will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability.

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

      On July 19, 1996, a civil action was filed in the Superior Court of Fulton County, Georgia (the "Suit") by Sid Dunken, individually and on behalf of D&M Partnership, a purported Georgia partnership, against the Company, Box USA Group, Inc., Four M Manufacturing Group of Georgia, Inc. and Dennis Mehiel. The complaint alleges that Dunken is entitled to an equity interest in the Company or in the alternative, $150.0 million in compensatory damages, as well as punitive damages and attorneys' fees. On September 23, 1996, the Company filed an answer in response to the complaint. The Company believes the Suit is without merit. The Company intends to defend against the Suit vigorously and believes it has adequate defenses. Discovery is substantially completed, and the Company expects the trial to commence in the latter part of 1998 or early part of 1999. There can be no assurance that the outcome of the Suit will not be adverse to the Company.

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

  4.4           Security Agreement, dated as of May 30, 1996, between the
                Company and the Trustee.
  4.5           Subsidiary Security Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
  4.6           Contribution Agreement, dated as of May 30, 1996, among the
                Company, the Guarantors and the Trustee.
  4.7           Drop Down Notes, dated as of May 30, 1996, executed by each of the Guarantors..
  4.8           Drop Down Notes Security Agreement, dated as of May 30, 1996, among the Guarantors and the Company.
  4.9           Guaranty, dated as of May 30, 1996, among the Guarantors and the
                Trustee.
  4.10          Form of Company Pledge Agreement, dated as of May 30, 1996, between the Company and the Trustee.
  4.11          Form of Subsidiary Pledge Agreement, dated as of May 30, 1996, among the Guarantors and the Trustee.
  4.12          Warrant Agreement, dated as of May 30, 1996, between the Company and the Initial Purchaser.
  10.1          Output Purchase Agreement, dated as of May 30, 1996, among the
                Company, Florida Coast and Stone Container Corporation
                ("Stone").
  10.2          Financing and Security Agreement, dated as of May 30, 1996, among the Company, the Guarantors, NationsBank, N.A.
                ("NationsBank"), the financial institutions named therein
                (together with NationsBank, the "Lenders"), and NationsBank, as agent (NationsBank, in such capacity, the "Agent").
  10.3          Subordinated Credit Agreement, dated as of May 30, 1996, among the Company, Florida Coast and Stone.
  10.4          Environmental Indemnity Agreement, dated as of May 30, 1996, between the Company and Florida Coast.
  10.5          Stock Appreciation Unit Plan of the Company, dated as of August
                1, 1992, and Amendment No. 1 thereto, dated as of August 1,
                1995.
  10.6          Subordination, Nondisturbance and Attornment Agreement, dated as of May 30, 1996, between Norwest Bank Minnesota, National
                Association and Box USA Group, Inc.
  10.7          First Amendment to Financing and Security Agreement and
                Additional Borrower Joinder Supplement, dated as of February 28,
                1997, among the Company, the Guarantors, the Lenders, the Agent and Box USA of Florida, L.P.
  10.8          Second Amendment to Financing and Security Agreement, dated as of March 27, 1997.
  10.9          Third Amendment to Financing and Security Agreement, dated as of
                July 31, 1997.
  10.10         Fourth Amendment to Financing and Security Agreement, dated as of December 5, 1998.
  12.1          Statement regarding computation of ratios.
  21.1          Subsidiaries of the registrant.
  27.1*         Financial Data Schedule.

  * Filed herewith

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FOUR M CORPORATION


                                    By: /s/ Chris Mehiel
                                       -----------------------------------------
                                    Chris Mehiel
                                    Executive Vice President and Chief
                                      Financial Officer
                                    (Principal Accounting Officer)
                                    Date: November 16, 1998

                                    FOUR M PAPER CORPORATION


                                    By: /s/ Chris Mehiel
                                       -----------------------------------------
                                    Chris Mehiel
                                    Executive Vice President and Chief
                                      Financial Officer
                                    (Principal Accounting Officer)
                                    Date: November 16, 1998

                                    BOX USA GROUP, INC.


                                    By: /s/ Chris Mehiel
                                       -----------------------------------------
                                    Chris Mehiel
                                    Executive Vice President and Chief
                                      Financial Officer
                                    (Principal Accounting Officer)
                                    Date: November 16, 1998

                                    PAGE PACKAGING CORPORATION


                                    By: /s/ Chris Mehiel
                                       -----------------------------------------
                                    Chris Mehiel
                                    Executive Vice President and Chief
                                      Financial Officer
                                    (Principal Accounting Officer)
                                    Date: November 16, 1998

                                    BOX USA, INC.


                                    By: /s/ Chris Mehiel
                                       -----------------------------------------
                                    Chris Mehiel
                                    Executive Vice President and Chief
                                      Financial Officer
                                    (Principal Accounting Officer)
                                    Date: November 16, 1998

                                    FOUR M MANUFACTURING GROUP OF GEORGIA, INC.


                                    By: /s/ Chris Mehiel
                                       -----------------------------------------
                                    Chris Mehiel
                                    Executive Vice President and Chief
                                      Financial Officer
                                    (Principal Accounting Officer)
                                    Date: November 16, 1998